Form 10QSB
period 2007-06-30
Northport Capital Inc.
filed 2007-08-17
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

[   ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52169

NORTHPORT CAPITAL INC.
(Name of small business issuer in its charter)

Colorado	76-0674579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1100-1200 West 73rd Ave., Vancouver, BC, Canada	V6P 6G5
(Address of principal executive offices)	(Zip Code)

(604) 267-3038
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 26,500,000 shares of common stock as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

NORTHPORT CAPITAL INC.

Quarterly Report on
Form 10-QSB for the Period Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.                        Financial Statements

NORTHPORT CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,822
Prepaid expenses and other current assets	96,549
Total Current Assets	116,371

PROPERTY AND EQUIPMENT, NET	142,745
TOTAL ASSETS	$259,116

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Other payables and accrued liabilities	$73,570
Note payable	104,921
Other taxes payable	1,058
Due to stockholders	370,323
Deferred revenue	85,966
Total Current Liabilities	635,838

LONG-TERM LIABILITIES
Due to a stockholder	100,000

Total Liabilities	735,838

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICITS
Common stock ($0.001 par value, 100,000,000 shares authorized,
26,500,000 shares issued and outstanding as of June 30, 2007)	7,750
Additional paid-in capital	156,856
Retained earnings (Accumulated deficits)
Unappropriated	(754,393)
Appropriated	129,897
Accumulated other comprehensive loss	(16,832)
Total Stockholders' Deficits	(476,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICITS	$259,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHPORT CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

NET SALES	$54,434	$104,077	$117,467	$222,789

COST OF SALES	(24,797)	(50,266)	(57,849)	(107,428)

GROSS PROFIT	29,637	53,811	59,618	115,361

OPERATING EXPENSES
General and administrative	57,877	34,511	99,963	69,414
Professional fees	3,000	16,575	32,606	16,575
Research and development expenses	33,769	21,619	72,295	35,672
Depreciation	3,671	5,252	8,039	10,526
Total Operating Expenses	98,317	77,957	212,903	132,187

LOSS FROM OPERATIONS	(68,680)	(24,146)	(153,285)	(16,826)

OTHER INCOME (EXPENSES)
Other income	121	591	192	1,186
Interest income	35	11	57	43
Imputed interest income on due
from a stockholder	-	843	-	1,679
Imputed inerest expenses on due
to stockholders	(6,496)	(600)	(9,576)	(1,200)
Interest expenses	-	-	-	-
Loss on disposals of property
and equipment	(1,381)	(5,718)	(1,381)	(5,718)
Other expenses	-	(471)	-	(801)

Total Other Expenses, net	(7,721)	(5,344)	(10,708)	(4,811)

LOSS FROM OPERATIONS
BEFORE TAXES	(76,401)	(29,490)	(163,993)	(21,637)

INCOME TAX	-	153	-	(3,597)

NET LOSS	(76,401)	(29,337)	(163,993)	(25,234)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(5,594)	-	(8,011)	(864)

COMPREHENSIVE LOSS	$(81,995)	$(29,337)	$(172,004)	$(26,098)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES - Basic and diluted	26,500,000	26,500,000	26,500,000	26,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHPORT CAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,993)	$(25,234)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	14,459	18,420
Depreciation	8,039	10,526
Loss on disposals of property and equipment	1,381	5,718
Imputed interest income on due from a stockholder	-	(1,679)
Imputed interest expenses on due to stockholders	9,576	1,200
Changes in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	-	1,128
Inventories	-	(36)
Prepaid expenses and other current assets	(88,650)	3,810
Prepaid income tax	-	3,547
(Decrease) Increase in:
Other payables and accrued liabilities	(41,389)	(19,106)
Deferred revenue	(47,220)	(101,379)
Value added tax and other taxes payable	(818)	(2,346)
Net cash used in operating activities	(308,615)	(105,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,571)	-
Due from a stockholder	-	(488)
Proceeds on disposals of property and equipment	6,662	-
Net cash used in investing activities	(78,909)	(488)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowed	-	100,000
Due to stockholders	389,990	11,300
Net cash provided by financing activities	389,990	111,300

EFFECT OF EXCHANGE RATES ON CASH	(7,106)	(864)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,640)	4,517

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,462	19,999

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,822	$24,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHPORT CAPITAL INC.
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2007, the consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2007 and 2006, and consolidated cash flows for the six months ended June 30, 2007 and 2006. The consolidated results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes of the Company for the years ended December 31, 2006 and 2005.

NOTE 2 GENERAL ORGANIZATION AND BUSINESS

Northport Capital Inc. (“Northport Capital”) was incorporated under the laws of the State of Colorado on July 25, 2000 and has not engaged in business activities of any kind since its incorporation and has not recorded any revenue.

Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People’s Republic of China (“PRC”) on June 20, 1997 with its principal place of business in Dalian, PRC.

Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes. In accordance with the business permit, the Company’s right of operation expires on June 20,2026 and is renewable.

During 2005, Dalian Beigang entered into a project to develop a color printing business in China. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent was applied for on this technology. Currently the development of the system network and self serve digital printer design are at its final test stage. All intellectual property rights are reserved in the name of Dalian Beigang.

On June 23, 2005, Northport Capital entered into a definitive agreement with the stockholders of Dalian Beigang in which Northport Capital exchanged 100% of the registered and fully paid up capital of Dalian Beigang for $150,000 satisfied by the issue of 1,500,000 shares of common stock of $0.001 par value to the stockholders of Dalian Beigang. The company obtained the approval from the PRC government and completed the acquisition on May 17, 2006. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities under common control and the financial statements have been prepared as if the reorganization had occurred retroactively. Northport Capital and Dalian Beigang are hereafter referred to as (“the Company”).

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 consolidate the unaudited financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 reflect the retroactively effect on the reorganization of entities under common control and consolidate the unaudited financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2008 and March 9, 2008 respectively at a monthly rental of $684 and $1,542 respectively.

As at June 30, 2007, the Company has outstanding commitments of $17,120 with respect to the above operating leases, which are due in 2008.

NOTE 5 RELATED PARTY TRANSACTIONS

As of June 30, 2007, a stockholder loaned $394,529 to the Company as unsecured loans and imputed interest is computed at 7% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of June 30, 2007, a stockholder loaned $75,794 to the Company as short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due.

Total imputed interest expenses recorded as additional paid-in capital amounted to $9,576 for the six months ended June 30, 2007.

NOTE 6 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2007, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

NOTE 7 SEGMENTS

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the six months ended June 30, 2007 and 2006:

	Provision of platform
	for electronic filing of	Color
	tax returns	printing	Total
2007
Revenues	$117,467	$-	$117,467
Gross profit	59,618	-	59,618
Net loss from operations	(42,680)	(72,295)	(114,975)
Total assets	87,050	172,066	259,116
Depreciation and amortization	22,498	-	22,498

2006
Revenues	$222,789	$-	$222,789
Gross profit	70,665	-	70,665
Net income (loss) from operations	31,380	(35,672)	(4,292)
Total assets	197,015	-	197,015
Depreciation and amortization	28,946	-	28,946

NOTE 7 SEGMENTS (continued)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Six months ended June 30,
	2007	2006

Total net loss for reportable segments	$(114,975)	$(4,292)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(40,133)	(16,575)
Others	(8,885)	(4,367)
	$(163,993)	$(25,234)

NOTE 8 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on its financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on its financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of this new Standard, but believes that it will not have that it will not have a material impact on its financial position.

NOTE 9 GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $754,393 at June 30, 2007. The Company’s current liabilities also exceed its current assets by $519,467 and the Company used cash in operations of $308,615. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 2.                     Management’s Discussion and Analysis

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Capital Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plans, results of operations and financial condition as at and for the three months ended June 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six month periods ended June 30, 2007 included in this quarterly report.

Overview

We conduct business in North America under the name of Northport Capital Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People’s Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang in October of 1998 and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards commercial business owners and not individual tax filers. Dalian Beigang anticipates expanding its Tenet operations to other Chinese cities as the Company can so afford.

The Company was incorporated in Colorado as dotcom.netmgmt.com Inc. on July 25, 2000. The authorized number of common shares was set at 25,000,000 at a par value of $0.001. The original planned business was to be an Internet website designed to assist small business owners.

From formation until 2004, we engaged in no significant operations other than organizational activities. We received no revenues during this period. On April 28, 2004, we held a special shareholder’s meeting at which our authorized capital was increased from 25,000,000 common shares to 100,000,000 common shares. At the same meeting the original directors and officers resigned and Zhao Yan, Zhong Bo Jia and James Wang were elected as new directors. Zhao Yan was appointed president and James Wang appointed as secretary/treasurer. At the same meeting the issued common shares of 6,250,000 were split on a four to one basis resulting in a new total of 25,000,000 common shares. At the same meeting our name was changed from dotcom-netmgmt.com Inc to Northport Capital, Inc.

On June 23, 2005, we entered into an agreement to acquire 100% of Dalian Beigang. The agreement required Company shareholder approval as well as PRC government approval by way of the issuance of a business license for the revised China corporate structure, which would be a Wholly Owned Foreign Enterprise (“WOFE”).

The Chinese government approved the business license for the WOFE on May 17, 2006, at which time the acquisition closed. A total of 1,500,000 treasury shares of the Company were issued for the acquisition.

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 26,500,000 shares are currently issued and outstanding, fully paid and non-assessable. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

The Company currently maintains a small office in North America at #1100-1200 W. 73rd Ave. Vancouver, BC, Canada, V6P 6G5, which is provided free of charge by a Company director. The telephone number used at the location is 604-267-3038.

The Company’s Dalian business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone, Dalian, China. This space is leased under two operating leases which expire on January 31, 2008, and March 9, 2008, respectively, at a monthly rental of $684 and $1,542, respectively.

China Operations

To date, our business operations have been entirely conducted through our wholly owned Chinese subsidiary, Dalian Beigang. The China business is principally engaged in provision of Tenet, our electronic tax filing and payment system, to commercial customers in Dalian, China. As at June 30, 2007, we had 8581 Tenet subscribers in Dalian.

Tenet is also available in Yingkou through a co-operation agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, which is a Chinese computer manufacturer and retailer (“Lenovo Yingkou”). A key decision in the selection of Lenovo as the Tenet licensee in Yingkou was their excellent relationship with the Yingkou tax bureau which had been stated to us independently by the Yingkou tax bureau management. As at June 30, 2007, Lenovo Yingkou had 948 subscribers.

We intend to expand our tax payment platform business operations to other Chinese cities as we can afford such expansion. Expansion will require additional capital expenditures for computer systems, tax office interfaces, bank interfaces, and training staff recruitment. In addition, advertising and promotion costs will be required to introduce Tenet in new locations.

The Company had an accumulated deficit of $754,393 at June 30, 2007. Management has taken steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing additional funding and potential acquisition candidates and strategic partners, which would enhance stockholders’ investment.

The China Tax Software Business

Tenet, developed by Dalian Beigang in concert with the federal tax authorities in Dalian, China, is a proprietary online federal tax reporting and payment system – the first of its kind in the PRC – and has been approved by the National Tax Bureau of China. The “Tenet” system, an acronym for “Taxation Electronic Network,” is intranet based and utilizes a secure LAN (local area network) system that is based on Internet technology. Commercial tax payers can access the Tenet system by entering into subscription agreements with Dalian Beigang, which generate revenue for the Company.

As of June 30, 2007, there were 8,581 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 948 subscribers in Yingkou, Liaoning province. During the past two years, a number of free online tax declaration systems have emerged and these offer almost the same function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet System as at June 30, 2007, has dropped from the number as at the 2005 year-end.

It is recognized that there are other firms that are also marketing online reporting systems to local tax bureaus, but none couple tax payment to tax reporting as does Tenet. In addition, these lack the safety and security aspects offered by Tenet. The advantage of such systems is that they are available at no or little cost to users. Typically, smaller and less sophisticated firms make use of such systems. As a network system established independently, the Tenet system is a part of the Internet. The firewall of the system is used against any illegal access so that hackers from the Internet are unable to access and attack it directly. Tenet’s competitors do not have comparable safety and security systems as that of Tenet.

Marketing of Tenet

There are over 35,000 business tax payers in Dalian; approximately 20% of which are currently Tenet subscribers. With an investment of approximately $350,000, Dalian Beigang could add new computer systems, add more cable capacity and also provide computer, software and hardware upgrades and services to subscribers. Management believes, with this investment, that its subscriber base in Dalian could reach 35,000. Such improvements would also enhance subscriber acceptance in new cities as well. At the same time, Dalian Beigang would add additional sales staff in Dalian to enhance direct business sales calls and presentations and also increase advertising in newspapers and on local television.

The business model of Dalian Beigang assumes that in order to gain market share in a market as large as China, one must: (1) adopt a third party licensing system to expand quickly; (2) keep control of its core technology; and (3) provide a working example, or show case, that demonstrates how the Tenet System is to be ideally managed for the benefit of all stakeholders.

The only licensing agreement entered into outside of Dalian currently is with Yingkou Lenovo in the city of Yingkou, Liaoning Province.

Tenet’s expansion to other locations is contingent on the availability of financing to support foreseeable hardware and personnel costs. Funding requirements for Tenet implementation will vary by city, based upon size of the commercial taxpayer database. Management has the personnel capability to handle 10 new installation projects currently. Management believes that three cities are strong potential candidates for Tenet implementation as soon as funding is available. These are An Shan with 14,000 business tax payers; Fu Shun also with 14,000 business tax payers; and Dan Dong with 13, 000 business tax payers. For each new city location, 2,000 subscribers would achieve a break even rate initially.

Once approval is given for installation of Tenet at the local tax bureau offices in a city, Dalian Beigang requires 90 days to assemble the required equipment and locate an initial staff of 8 computer technicians. At the same time, 5 additional computer technicians are added at the Dalian head office as support staff for the new location. During the same time period, marketing can begin so that training and initial subscriptions can be handled as soon as possible.

In a market of the size and diversity of China, it is critical to operate with partners that have strong local knowledge and the capital to properly finance the Tenet System in their city or Province. This will be accomplished through a Licensing program similar to a traditional licensee/franchise concept. A Beijing office has been established that is dedicated to managing and promoting the Licensing program.

Business Taxpayers in Dalian and Liaoning Province

If one considers the number of commercial taxpayers in Dalian, a medium size city by China’s standards with a population of 5.4 million, it has: an excess of 35,000 commercial taxpayers. Located in Liaoning Province, Dalian has 13 other large neighbouring cities, each with an average of 20,000-30,000 taxpayers, save for the capital of Liaoning Province’s capital city, Shenyang, which is approximately 25% larger than Dalian.

The latest China census lists 666 cities of significant populations including Beijing, which has a population of over 15 million and is one of the two most technologically and economically advanced metropolitan areas in China. 21% of China’s population or over 260 million residents out of 1.25 billion live in these 666 cities.

Current and Proposed Staffing Requirements

Dalian Beigang currently operates with a staff of 46 in Dalian, 3 in Yingkou and 3 in Beijing. One director operates from North American offices located in Vancouver, Canada. Each city license will require between 8 and 10 software technicians and a city manager to be located in the local National Tax Bureau office on a permanent basis.

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our Form SB2 which was declared effective by the SEC on July 13, 2007.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face is our ability to obtain financing to cover working capital needs and to finance expansion of our Tenet system.

We continue to experience cash shortages resulting from advertising, marketing, selling and overhead expenses related to the Tenet tax software. We may require additional cash infusions before operations again achieve profitability. We may also require additional capital to finance the expected growth of our business, including purchases of computer equipment and recruitment of additional staff.. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

Since we have yet to attain profitable operations, our accountants believe there is substantial doubt about our ability to continue as a going concern.

Chinese government policies could have potential negative impacts on our business. Our business may be adversely affected by the relationship between the United States and China. This may impede our ability to operate in China. Likewise, our business may be adversely affected by internal Chinese issues such as boycotts, strikes, protests and government sanctions which may impede our ability to operate our business in China. Additionally, Chinese laws and regulations could have a potential negative impact on us.

We rely on key members of our management team and the loss of any of their services would have a material adverse effect on our success and development. Our directors and officers are non-residents of the United States and could be beyond reach in the event of litigation. In addition, the lack of availability in China of business liability insurance could materially affect our business.

Since our primary business operates in China, a re-evaluation of the Chinese Renminbi versus the US Dollar could have a negative effect on our financial results.

Resistance by users towards acceptance of our products could negatively affect our revenues and profits. Likewise, additional and unexpected competition could have a materially adverse effect on our business.

Results of Operations

SELECTED FINANCIAL INFORMATION

	Six	Six	Three	Three
	Month Period	Month Period	Month Period	Month Period
	Ended	Ended	Ended	Ended
	6/30/06	6/30/07	6/30/06	6/30/07

	(unaudited)		(unaudited)
Statement of Operations Data

Net sales	$222,789	$117,467	$104,077	$54,434
Gross profit	115,361	59,618	53,811	29,637
Operating loss	<16,826>	(153,285)	<24,146>	(68,680)
Loss from operations before taxes	<21,637>	(163,993)	<29,490>	(76,401)
Net loss	<25,234>	(163,993)	<29,337>	(76,401)
Loss from operations before taxes per share	<0.00>	<0.01>	<0.00>	<0.00>
Net loss per share	<0.00>	<0.01>	<0.00>	<0.00>

	June 30, 2007	December 31, 2006

Balance Sheet Data

Total assets	$259,116	$118,326
Working capital	(519,467)	(400,328)
Total liabilities	(735,838)	(432,689)
Stockholders' deficits	(476,722)	(314,363)

Revenues

Revenues are received upon execution of new Tenet subscription contracts. Annual fees are paid in advance and are 1200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at June 30, 2007, Dalian Beigang had a total of 8581 subscribers which reflected a net gain in subscribers of 4 during the previous three months. As at the year ended December 31, 2005, there were 10,237 subscribers in Dalian.

In Yingkou as at June 30, 2007, the Yinkou Lenovo Tenet operation had 948 subscribers, compared to 880 as at December 31, 2005. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

All fees are paid annually in advance. Access to the Tenet system requires password usage which is altered annually at renewal dates.

Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed. Customer credit worthiness and bad debts are not material issues in the business.

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at June 30, 2007, a total of $85,966 was classified as deferred revenue.

Results of the Three Month Period Ended June 30, 2007

Total revenues for the quarter ended June 30, 2007, were $54,434 as compared to $104,077 in the similar period in 2006. The number of subscribers increased during the three month period since March 31, 2007, from 8577 to 8581. Gross profit for the period was $29,637 and the loss from operations was <$ 68,680>. The overall net loss for the quarter was <$76,401>. The gross profit for the similar period in 2006 was $53,811 and loss from operations for that period was <$24,146>. The overall net loss for the 2006 comparable period was <$29,337>. As at June 30, 2007, Dalian Beigang had a total of 8581 subscribers which reflected a net gain in subscribers of 4 during the three month period.

The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, a significant number of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of 1656 subscribers since December 31, 2005, many of which had been year one and two level subscribers. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city.

Because the Company has had insufficient working capital to actively promote the Tenet system to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers ); 8562 as at December 31, 2006 (which included 102 new subscribers); and 8581 as at June 30, 2007 (which included 19 new subscriber since the last year end). The Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

General and administrative expenses were $57,877 for the quarter ended June 30, 2007 as compared to $34,511 in the comparable 2006 period. Although our expenses increased during this most recent quarter, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $33,769 was expended on research on a digital photo technology which Dalian Beigang believes may have future potential.

Results of the Six Month Period Ended June 30, 2007

Total revenues for the six month period ended June 30, 2007, were $117,467 as compared to $222,789 in the similar period in 2006. The number of subscribers increased during the six month period since December 31, 2006, from 8,562 to 8,581. Gross profit for the period was $59,616 and the loss from operations was <$ 153,285>. The overall net loss for the six month period was <$163,993>. The gross profit for the similar period in 2006 was $115,361 and loss from operations for that period was <$16,826>. The overall net loss for the 2006 comparable period was <$25,234>. As at June 30, 2007, Dalian Beigang had a total of 8581 subscribers which reflected a net gain in subscribers of 19 during the six month period.

General and administrative expenses were $99,963 for the six month period ended June 30, 2007 as compared to $69,414 in the comparable 2006 period. Although our expenses increased during the 2007 period as compared to the comparable 2006 period, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $72,295 was expended on research on the digital photo technology project.

Liquidity and Capital Resources

For the six months ended June 30, 2007, our cash and cash equivalents decreased by $4,640 to $19,822. The decrease in cash was due primarily from increased payables and operating losses and partially offset by loans provided by certain of our shareholders. As at June 30, 2007, the corporate cash resources were such that we had a negative working capital position of <$519,467.>.

As of June 30, 2007, a stockholder loaned a total of $394,529 to the Company as unsecured loans with imputed interest computed at 7% per annum. Of these loans, an amount of $100,000 is due on or before March 31, 2009 and the remaining balance is repayable on demand. Also as of June 30, 2007, a stockholder loaned $75,794 to the Company as a short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $764,393 at June 30, 2007. The Company had an accumulated deficit of $590,400 at its year end of December 31, 2006. The Company’s current liabilities also exceed its current assets by $519,467 and the Company used cash in operations during the six month period ended June 30, 2007 of $308,615. Cash used in operating activities was $105,431 in the six month period ended June 30, 2006.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. During 2007, loans from shareholders totalling $470,323 were provided to us for use as working capital. An amount of $100,000 of these loans is due March 31, 2009. The remaining loans are due on demand and all of such loans bear compounded interest rates of 7% per annum. Management believes that such financing, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2007. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment.

It is our intention to expand our sales efforts towards new Tenet subscribers and to approach local funders and lenders. We also anticipate raising minimum funding of $500,000 over the next twelve months and that such funding would involve the issuance of stock.

Trends and Uncertainties That May Affect Future Results

For the six months ended June 30, 2007, our cash and cash equivalents decreased by $4,640 to $19,822. The decrease in cash was due primarily from operational losses and partially offset by stockholder loans.

We must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and competitive systems in Dalian are not likely to emerge given the issues of compatibility and potential problems with different interfaces. As at June 30, 2007, Beigang had 8581 subscribers of a total potential market of 35,000 business enterprises in Dalian.

As reflected in the accompanying financial statements, we had an accumulated deficit of $764,393 at June 30, 2007. Our current liabilities exceed our current assets by $519,467 and during the six month period, we used net cash in operations of $308,615.

In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year.

Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a young Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2006 and 2005 and such expenditures amounted to $125,146 and $88,868, respectively. For the three month period ended June 30, 2007, such expenses were $33,769 and total expenditures on the project for the six month period ended June 30, 2007 has been $72,295.

The Company’s tax intranet software business remains its core business. The research and development on Colorstar has been undertaken separate from the core business of the Company. A wholly owned subsidiary, Dalian Colorstar Digital Technology Co.Ltd., is to be established to commercialize the technology if it is deemed viable.

The project involves the development of a user-operated, stand alone, digital photo developing and printing network operating system controlled through a proprietary network server with terminals and self serve digital photo developing printers. The stand-alone devices would provide users with digital print images equivalent to regular photographic pictures.

Currently the system network and self-serve digital printer design are at a pilot test stage. All intellectual property rights are reserved in the name of Dalian Beigang.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important points in the project, and various test machines have been developed. One model operated on a basis without any promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. A fourth model machine is in a pilot test stage.

The network management server has reached a finished design stage with a basic structure and main modular design completed for management and control functions.

Dalian Beigang retained the services of Dalian Dongfang Market Research Co., Ltd. (Dongfang), an established Dalian market research organization, for the purpose of determining the present status of the northeast China digital printing market as well as determination on possible market acceptance and development of the Colorstar project.

Dongfang’s research was undertaken in Beijing, Shenyang and Dalian and included sampling from consumers (local citizens, tourists and professionals), imaging shop proprietors (color film processing shops and photo-printing collection agencies), as well as convenience stores, lottery shops and advertising agencies and companies.

Dongfang determined that the Chinese market is in a stage of rapid increase of sales of digital cameras. Since the end of 2005, an increase of 30% to 50% for digital printing has been shown in larger cities – in fact, higher than for traditional film printing. In addition, there are now millions of mobile phones with a camera function, and these camera cellular phones are expected to reach a level of 70% in the China market.

Traditional digital color printing shops in the Chinese domestic market utilize equipment technology of one of four brands including Kodak, Fuji, Konica and Lucky, of which Kodak has about a 70% market share.

Fuji digital printing machine technology has been in a leading position in the China industry, enjoying the capability for producing stand alone devices and establishing network platforms, as well as providing customer financing. Doli, a China domestic manufacturer of production-type digital printing machines, has good quality equipment but has little strength in providing additional functions and network operating management platforms.

Analysis of data supplied by Dongfang, management showed that both the operational mode and technological advantages of the Colorstar project were recognized by the China market. However, the project must improve its technological level, perfect its equipment quality, and also establish and implement detailed and effective marketing plans, in order for it to be commercially viable.

Management has determined that the project in China could require significant and substantial funding in order to successfully launch in China. Accordingly management believes that it is premature to state that they will proceed in a commercial way on this project. The financing required will likely result in the Company losing equity control of the project to other, more established and better financed companies.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.

Item 3.                     Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                     Unregistered Sales of Equity Securities

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT CAPITAL INC.

Per:       /s/ Zhao Yan
          Zhao Yan
          President, Chief Executive Officer, Principal Executive Officer and a director
          Date: August 16, 2007