Form 10QSB
period 2007-09-30
Northport Capital Inc.
filed 2007-11-14
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52169

NORTHPORT CAPITAL, INC.
(Name of small business issuer in its charter)

Colorado	76-0674579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #4200, 601 Union Street, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(778) 863-0379
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 26,500,000 shares of common stock as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,768
Prepaid expenses and other current assets	8,245
Total Current Assets	83,013

PROPERTY AND EQUIPMENT
Fixed assets, net	160,189
Construction in progress	148,742
Total Property and Equipment	308,931

TOTAL ASSETS	$391,944

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Accounts payable	$8,069
Other payables and accrued liabilities	95,059
Note payable	106,417
Other taxes payable	1,128
Due to stockholders	565,941
Deferred revenue	87,170
Total Current Liabilities	863,784

LONG-TERM LIABILITIES
Due to a stockholder	100,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICITS
Common stock ($0.001 par value, 100,000,000 shares authorized,
26,500,000 shares issued and outstanding as of September 30, 2007)	7,750
Additional paid-in capital	166,765
Retained earnings (Accumulated deficits)
Unappropriated	(853,928)
Appropriated	129,897
Accumulated other comprehensive loss	(22,324)
Total Stockholders' Deficits	(571,840)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICITS	$391,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

NET SALES
Provision of platform for electronic
filing of tax returns	$48,956	$88,517	$166,423	$311,306
Color photo printing	709	-	709	-
Total net sales	49,665	88,517	167,132	311,306

COST OF SALES
Provision of platform for electronic
filing of tax returns	(22,303)	(59,280)	(80,152)	(166,708)
Color photo printing	(23,167)	-	(23,167)	-
Total cost of sales	(45,470)	(59,280)	(103,319)	(166,708)

GROSS PROFIT	4,195	29,237	63,813	144,598

OPERATING EXPENSES
General and administrative	74,764	45,782	174,727	115,196
Professional fees	3,000	7,004	35,606	23,579
Research and development expenses	12,730	65,234	85,025	100,906
Depreciation	3,296	4,505	11,335	15,031
Total Operating Expenses	93,790	122,525	306,693	254,712

LOSS FROM OPERATIONS	(89,595)	(93,288)	(242,880)	(110,114)

OTHER INCOME (EXPENSES)
Other income	48	51	240	1,237
Interest income	-	65	57	108
Imputed interest income on due from a stockholder	-	406	-	2,085
Imputed inerest expenses on due to stockholders	(9,978)	(1,216)	(19,554)	(2,416)
Loss on disposals of property and equipment	(10)	(200)	(1,391)	(5,918)
Other expenses	-	172	-	(629)
Total Other Expenses, net	(9,940)	(722)	(20,648)	(5,533)

LOSS FROM OPERATIONS BEFORE TAXES	(99,535)	(94,010)	(263,528)	(115,647)

INCOME TAX	-	2,221	-	(1,376)

NET LOSS	(99,535)	(91,789)	(263,528)	(117,023)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(5,492)	3,800	(13,503)	2,936

COMPREHENSIVE LOSS	$(105,027)	$(87,989)	$(277,031)	$(114,087)

LOSS PER SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

W EIGHTED AVERAGE NUMBER
OF SHARES - Basic and diluted	26,500,000	26,500,000	26,500,000	26,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,528)	$(117,023)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	23,422	28,584
Depreciation	11,335	15,031
Loss on disposals of property and equipment	1,391	5,918
Imputed interest income on due from a stockholder	-	(2,085)
Imputed interest expenses on due to stockholders	19,554	2,416
Changes in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	-	1,128
Inventories	-	361
Prepaid expenses and other current assets	(346)	3,998
Prepaid income tax	-	1,311
(Decrease) Increase in:
Accounts payable	8,069	-
Other payables and accrued liabilities	(19,900)	22,208
Deferred revenue	(46,016)	(133,419)
Value added tax and other taxes payable	(748)	(1,828)
Net cash used in operating activities	(266,767)	(173,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(260,935)	-
Due from a stockholder	-	42,555
Proceeds on disposals of property and equipment	6,709	-
Net cash (used in) provided by investing activities	(254,226)	42,555

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowed	-	100,000
Due to stockholders	585,608	24,990
Net cash provided by financing activities	585,608	124,990

EFFECT OF EXCHANGE RATES ON CASH	(14,309)	(1,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,306	(7,772)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,462	19,999

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,768	$12,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2007, the consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2007 and 2006, and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The consolidated results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes of the Company for the years ended December 31, 2006 and 2005.

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

Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes. In accordance with the business permit, the Company’s right of operation expires on June 20, 2026 and is renewable.

During 2005, Dalian Beigang entered into a project to develop a color photo printing business in China. A trade name “Colorstar” was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent was applied for on this technology. Currently the development of the system network and self serve digital printer design are at its final test stage. All intellectual property rights are reserved in the name of Dalian Beigang.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 consolidate the unaudited financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 reflect the retroactively effect on reorganization of entities and consolidate the unaudited financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2008 and March 9, 2008 respectively at a monthly rental of $694 and $1,564 respectively.

As at September 30, 2007, the Company has outstanding commitments of $10,592 with respect to the above operating leases, which are due in 2008.

NOTE5	RELATED PARTY TRANSACTIONS

As of September 30, 2007, a stockholder loaned $577,302 to the Company as unsecured loans and imputed interest is computed at 7% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of September 30, 2007, a stockholder loaned $88,639 to the Company as short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due.

Total imputed interest expenses recorded as additional paid-in capital amounted to $19,554 for the nine months ended September 30, 2007.

NOTE 6	CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2007, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

NOTE 7	SEGMENTS

The Company operates in two reportable segments; the provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the nine months ended September 30, 2007 and 2006:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2007
Revenues	$166,423	$709	$167,132
Gross profit (loss)	86,271	(22,458)	63,813
Net loss from operations	(107,228)	(89,886)	(197,114)
Total assets	158,410	233,534	391,944
Depreciation and amortization	28,133	6,624	34,757

2006
Revenues	$311,306	$-	$311,306
Gross profit	144,598	-	144,598
Net income (loss) from operations	11,289	(100,906)	(89,617)
Total assets	133,318	-	133,318
Depreciation and amortization	43,615	-	43,615

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Nine months ended September 30,
	2007	2006

Total net loss for reportable segments	$(197,114)	$(89,617)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(48,133)	(12,815)
Others	(18,281)	(14,591)
	$(263,528)	$(117,023)

NOTE 8	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $853,928 at September 30, 2007. The Company’s current liabilities also exceed its current assets by $780,771 and the Company used cash in operations of $266,767. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.                  Management’s Discussion and Analysis

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Capital, Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plans, results of operations and financial condition as at and for the three and nine month periods ended September 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine months ended September 30, 2007 included in this quarterly report.

Overview

We conduct business in North America under the name of Northport Capital, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People’s Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang in October of 1998 and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards commercial business owners and not individual tax filers. Dalian Beigang anticipates expanding its Tenet operations to other Chinese cities as the Company can so afford. In addition to its Tenet operation, the Company is also developing a digital photo processing business more fully described under Graphic Printing Technology below.

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

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 26,500,000 shares are currently issued and outstanding, fully paid and non-assessable. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities. We registered certain of our shares by way of Form SB2 which was receipted by the SEC on July 13, 2007. We are currently applying to the NASD for approval to trade our shares on the OTC Bulletin Board exchange.

The Company currently maintains a small office in North America at #4200, 601 Union Street, Seattle, Washington, 98101 at a monthly lease rate of $175. The telephone number used at the location is 778-863-0379.

The Company’s Dalian business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone, Dalian, China. This space is leased under two operating leases which expire on January 31, 2008, and March 9, 2008, respectively, at a monthly rental of $694 and $1,564, respectively.

Dalian Beigang operates in Beijing from a 109 square meter office facility located in the Century Golden Resources Hotel on the West Fourth Ring Road. The office is owned by the president of the Company, Zhao Yan, and is provided on a rent-free basis.

China Operations

To date, our business operations have been entirely conducted through our wholly owned Chinese subsidiary, Dalian Beigang. The China business is principally engaged in provision of Tenet, our electronic tax filing and payment system, to commercial customers in Dalian, China. As at September 30, 2007, we had 8581 Tenet subscribers in Dalian.

Tenet is also available in Yingkou through a co-operation agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, which is a Chinese computer manufacturer and retailer (“Lenovo Yingkou”). A key decision in the selection of Lenovo as the Tenet licensee in Yingkou was their excellent relationship with the Yingkou tax bureau which had been stated to us independently by the Yingkou tax bureau management. As at September 30, 2007, Lenovo Yingkou had 948 subscribers.

We intend to expand our tax payment platform business operations to other Chinese cities as we can afford such expansion. Expansion will require additional capital expenditures for computer systems, tax office interfaces, bank interfaces, and additional staff recruitment. In addition, advertising and promotion costs will be required to introduce Tenet in new locations.

The Company had an accumulated deficit of $853,928 at September 30, 2007. Management has taken steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing additional funding and potential acquisition candidates and strategic partners, which would enhance stockholders’ investment.

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

As of September 30, 2007, there were 8581 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 948 subscribers in Yingkou, Liaoning province. During the past two years, a number of free online tax declaration systems have e merged and these offer almost the same function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet System as at September 30, 2007, has dropped from the number as at the 2005 year-end.

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

Marketing of Tenet

There are over 50,000 business tax payers in Dalian; approximately 20% of which are currently Tenet subscribers. With an investment of approximately $350,000, Dalian Beigang could add new computer systems, add more cable capacity and also provide computer, software and hardware upgrades and services to subscribers. Management believes, with this investment, that its subscriber base in Dalian could reach 35,000. Such improvements would also enhance subscriber acceptance in new cities as well. At the same time, Dalian Beigang would add additional sales staff in Dalian to enhance direct business sales calls and presentations and also increase advertising in newspapers and on local television.

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

Tenet’s expansion to other locations is contingent on the availability of financing to support foreseeable hardware and personnel costs. Funding requirements for Tenet implementation will vary by city, based upon size of the commercial taxpayer database. Management has the personnel capability to handle 10 new installation projects currently. Management believes that three cities are strong potential candidates for Tenet implementation as soon as funding is available. These are An Shan with 14,000 business tax payers; Fu Shun also with 14,000 business tax payers; and Dan Dong with 13,000 business tax payers. For each new city location, 2,000 subscribers would achieve a break even rate initially.

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

Business Taxpayers in Dalian and Liaoning Province

If one considers the number of commercial taxpayers in Dalian, a medium size city by China’s standards with a population of 5.4 million, it has: an excess of 35,000 commercial taxpayers. Located in Liaoning Province, Dalian has 13 other large neighbouring cities, each with an average of 20,000-30,000 taxpayers, save for the capital city of Liaoning Province, Shenyang, which is approximately 25% larger than Dalian.

The latest China census lists 666 cities of significant populations including Beijing, which has a population of over 15 million and is one of the two most technologically and economically advanced metropolitan areas in China. 21% of China’s population or over 260 million residents out of 1.25 billion live in these 666 cities.

Current and Proposed Staffing Requirements

Dalian Beigang currently operates with a staff of 46 in Dalian, 3 in Yingkou and 3 in Beijing. One director operates from North American offices located in Seattle, Washington. Each city license will require between 8 and 10 software technicians and a city manager to be located in the local National Tax Bureau office on a permanent basis.

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

We continue to experience cash shortages resulting from advertising, marketing, selling and overhead expenses related to the Tenet tax software. We may require additional cash infusions before operations again achieve profitability. We may also require additional capital to finance the expected growth of our business, including purchases of computer equipment and recruitment of additional staff. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	Nine	Nine	Three	Three
	Months Period	Months Period	Months Period	Months Period
	Ended	Ended	Ended	Ended
	9/30/06	9/30/07	9/30/06	9/30/07

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Data

Net sales	$311,306	$167,132	$88,517	$49,665
Gross profit	144,598	63,813	29,237	4,195
Operating loss	(110,114)	(242,880)	(93,288)	(89,595)
Loss from operations	(115,647)	(263,528)	(94,010)	(99,535)
Net loss	(117,023)	(263,528)	(91,789)	(99,535)
Loss per share from operations	(0.00)	(0.01)	(0.00)	(0.00)
Net loss per share	(0.00)	(0.01)	(0.00)	(0.00)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Balance Sheet Data

Total assets	$391,944	$118,326
Working capital	(780,771)	(400,328)
Total liabilities	(963,784)	(432,689)
Stockholders' deficits	(571,840)	(314,363)

Revenues

Revenues are received upon execution of new Tenet subscription contracts. Annual fees are paid in advance and are 1200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at September 30, 2007, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the previous three months. As at the year ended December 31, 2006, there were 8,562 subscribers in Dalian.

In Yingkou as at September 30, 2007, the Yinkou Lenovo Tenet operation had 948 subscribers, compared to 948 as at December 31, 2006. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

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

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at September 30, 2007, a total of $87,170 was classified as deferred revenue.

Results of the Three Months Period Ended September 30, 2007

Total revenues for the quarter ended September 30, 2007, were $49,665 as compared to $88,517 in the similar period in 2006. The number of subscribers did not increase during the three months period since June 30, 2007. Gross profit for the period was $4,195 and the loss from operations was $ 89,595. The overall net loss for the quarter was $99,535. The gross profit for the similar period in 2006 was $29,237 and loss from operations for that period was $93,288. The overall net loss for the 2006 comparable period was $91,789. As at September 30, 2007, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the three months period.

The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, a significant number of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of 1,656 subscribers since December 31, 2005, many of which had been year one and two level subscribers. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city.

Because the Company has had insufficient working capital to actively promote the Tenet system to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers); and 8,581 as at September 30, 2007 (which included 19 new subscriber since the last year end). The Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

General and administrative expenses were $74,764 for the quarter ended September 30, 2007 as compared to $45,782 in the comparable 2006 period. Although our expenses increased during this most recent quarter, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $12,730 was expended on research on a digital photo technology which Dalian Beigang believes may have future potential.

Results of the Nine Months Period Ended September 30, 2007

Total revenues for the nine months period ended September 30, 2007, were $167,132 as compared to $311,306 in the similar period in 2006. Gross profit for the period was $63,813 and the loss from operations was $ 242,880. The overall net loss for the period was $263,528. The gross profit for the similar period in 2006 was $144,598 and loss from operations for that period was $110,114. The overall net loss for the 2006 comparable period was $117,023. As at September 30, 2007, Dalian Beigang had a total of 8,581 subscribers.

General and administrative expenses were $174,727 for the period ended September 30, 2007 as compared to $115,196 in the comparable 2006 period. Although our expenses increased during this period, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $85,025 was expended on research on a digital photo technology which Dalian Beigang believes may have future potential.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, our cash and cash equivalents increased by $50,306 to $74,768. The increase in cash was due primarily from increased loans provided by certain of our shareholders. As at September 30, 2007, the corporate cash resources were such that we had a negative working capital position of $780,771.

As of September 30, 2007, a stockholder of the Company loaned a total of $577,302 to the Company in unsecured loans with imputed interest computed at 7% per annum. Pursuant to an agreement dated June 20, 2007 $100,000 is due on or before March 31, 2009, and the remaining balance is repayable on demand thereafter. Also as of September 30, 2007, a stockholder of the Company loaned $88,639 to the Company as a short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due, repayable by September 30, 2008.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $853,928 at September 30, 2007. The Company had an accumulated deficit of $314,363 at its year end of December 31, 2006. The Company’s current liabilities also exceed its current assets by $780,771 and the Company used cash in operations during the nine months period ended September 30, 2007 of $266,767. Cash used in operating activities was $173,400 in the nine months period ended September 30, 2006.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. During 2007, loans from Company’s stockholders totalling $665,941 were provided to us for use as working capital. Management believes that such financing, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2007. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment.

It is our intention to expand our sales efforts towards new Tenet subscribers and to approach local funders and lenders. We are also anticipating that our digital photo technology will reach a commercial stage prior to the end of 2007 and which would generate income and cash flow. We anticipate raising minimum funding of $500,000 over the next twelve months and that such funding would involve the issuance of stock.

Trends and Uncertainties That May Affect Future Results

For the nine months ended September 30, 2007, our cash and cash equivalents increased by $50,306 to $74,768. The increase in cash was due primarily from an increase in stockholder loans.

We must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and competitive systems in Dalian are not likely to emerge given the issues of compatibility and potential problems with different interfaces. As at September 30, 2007, Beigang had 8581 subscribers of a total potential market of 35,000 business enterprises in Dalian.

As reflected in the accompanying financial statements, we had an accumulated deficit of $853,928 at September 30, 2007. Our current liabilities exceed our current assets by $780,771 and during the nine months period, we used net cash in operations of $266,767.

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

Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a young Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2006 and 2005, and such expenditures amounted to $125,146 and $88,868, respectively. For the three months period ended September 30, 2007, such expenses were $12,730 and total expenditures on the project for the nine months period ended September 30, 2007, has been $85,025.

The Company’s tax intranet software business remains its core business. The research and development on Colorstar has been undertaken separate from the core business of the Company. A wholly owned subsidiary, Dalian Colorstar Digital Technology Co. Ltd., is to be established to commercialize the technology if it is deemed viable.

The project involves the development of a user-operated, stand alone, digital photo developing and printing network operating system controlled through a proprietary network server with terminals and self serve digital photo developing printers. The stand-alone devices would provide users with digital print images equivalent to regular photographic pictures.

Currently the system network and self-serve digital printer design are at a pilot test stage. All intellectual property rights are reserved in the name of Dalian Beigang. A number of large potential customers are currently assessing the technology.

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

Analysis of data supplied by Dongfang management showed that both the operational mode and technological advantages of the Colorstar project were recognized by the China market. However, the project must improve its technological level, perfect its equipment quality, and also establish and implement detailed and effective marketing plans, in order for it to be commercially viable.

Management has determined that the project in China could require significant and substantial funding in order to successfully launch. Accordingly management believes that it is premature to state that they will proceed in a commercial way on this project.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

Item 1A.               Risk Factors

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006 filed with the SEC on April 20, 2007.

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

NORTHPORT CAPITAL INC.

Per:   /s/ Zhao Yan
         Zhao Yan
         President, Chief Executive Officer, Principal Executive Officer and a director
         Date: November 13, 2007