Form 10QSB/A
period 2007-09-30
Northport Capital Inc.
filed 2008-01-29
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

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

Explanatory Note

This Form 10-QSB/A of Northport Capital, Inc. (the “Company”) constitutes Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Report”).

The purposes of this Amendment are:

1)	to amend the Company’s consolidated balance sheet for as of September 30, 2007;

2)
to reorganize the notes to the financial statements by amending the notes to the financial statements contained in the Original Report for additional disclosure of several transactions, revising the note relating to General Organization and Business (revised Note 2), and adding a new note relating to Restatement of Financial Statements (new Note 3), and renumbering the Notes accordingly; and

3)	to correct certain other typographical and other matters for clarity throughout the Original Report.

Other than these changes, the remainder of the document is unchanged from the original filing.

This Amendment has been signed as of a current date, and also includes as exhibits, currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

This Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

Restated
CURRENT ASSETS
Cash and cash equivalents	$74,768
Prepaid expenses and other current assets	8,245
Total Current Assets	83,013

PROPERTY AND EQUIPMENT
Fixed assets, net	160,189
Construction in progress	148,742
Total Property and Equipment	308,931

TOTAL ASSETS	$391,944

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Accounts payable	$8,069
Other payables and accrued liabilities	95,059
Note payable	106,417
Other taxes payable	1,128
Due to stockholders	565,941
Deferred revenue	87,170
Total Current Liabilities	863,784

LONG-TERM LIABILITIES
Due to a stockholder	100,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICITS
Common stock ($0.001 par value, 100,000,000 shares authorized,
26,500,000 shares issued and outstanding as of September 30, 2007)	26,500
Additional paid-in capital	148,015
Retained earnings (Accumulated deficits)
Unappropriated	(853,928)
Appropriated	129,897
Accumulated other comprehensive loss	(22,324)
Total Stockholders' Deficits	(571,840)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICITS	$391,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

NET SALES
Provision of platform for electronic
filing of tax returns	$48,956	$88,517	$166,423	$311,306
Color photo printing	709	-	709	-

Total net sales	49,665	88,517	167,132	311,306

COST OF SALES
Provision of platform for electronic
filing of tax returns	(22,303)	(59,280)	(80,152)	(166,708)
Color photo printing	(23,167)	-	(23,167)	-
Total cost of sales	(45,470)	(59,280)	(103,319)	(166,708)

GROSS PROFIT	4,195	29,237	63,813	144,598

OPERATING EXPENSES
General and administrative	74,764	45,782	174,727	115,196
Professional fees	3,000	7,004	35,606	23,579
Research and development expenses	12,730	65,234	85,025	100,906
Depreciation	3,296	4,505	11,335	15,031

Total Operating Expenses	93,790	122,525	306,693	254,712

LOSS FROM OPERATIONS	(89,595)	(93,288)	(242,880)	(110,114)

OTHER INCOME (EXPENSES)
Other income	48	51	240	1,237
Interest income	-	65	57	108
Imputed interest income on due from a stockholder	-	406	-	2,085
Imputed inerest expenses on due to stockholders	(9,978)	(1,216)	(19,554)	(2,416)
Loss on disposals of property and equipment	(10)	(200)	(1,391)	(5,918)
Other expenses	-	172	-	(629)
Total Other Expenses, net	(9,940)	(722)	(20,648)	(5,533)

LOSS FROM OPERATIONS BEFORE TAXES	(99,535)	(94,010)	(263,528)	(115,647)

INCOME TAX	-	2,221	-	(1,376)

NET LOSS	(99,535)	(91,789)	(263,528)	(117,023)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(5,492)	3,800	(13,503)	2,936

COMPREHENSIVE LOSS	$(105,027)	$(87,989)	$(277,031)	$(114,087)

LOSS PER SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES - Basic and diluted	26,500,000	26,500,000	26,500,000	26,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,528	) $	(117,023)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	23,422		28,584
Depreciation	11,335		15,031
Loss on disposals of property and equipment	1,391		5,918
Imputed interest income on due from a stockholder	-		(2,085)
Imputed interest expenses on due to stockholders	19,554		2,416
Changes in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	-		1,128
Inventories	-		361
Prepaid expenses and other current assets	(346)		3,998
Prepaid income tax	-		1,311
(Decrease) Increase in:
Accounts payable	8,069		-
Other payables and accrued liabilities	(19,900)		22,208
Deferred revenue	(46,016)		(133,419)
Value added tax and other taxes payable	(748)		(1,828)
Net cash used in operating activities	(266,767)		(173,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(260,935)		-
Due from a stockholder	-		42,555
Proceeds on disposals of property and equipment	6,709		-
Net cash (used in) provided by investing activities	(254,226)		42,555

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowed	-		100,000
Due to stockholders	585,608		24,990
Net cash provided by financing activities	585,608		124,990

EFFECT OF EXCHANGE RATES ON CASH	(14,309)		(1,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,306		(7,772)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,462		19,999

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,768 $		12,227

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

NOTE 2 GENERAL ORGANIZATION AND BUSINESS

Northport Capital Inc. (“Northport Capital”) was incorporated under the laws of the State of Colorado on July 25, 2000 and has not engaged in business activities of any kind since its incorporation and has not recorded any revenue. On April 28, 2004, the Board of Directors approved the change of the name of the Company to Northport Capital Inc; increase of the authorized capital from 25,000,000 shares of common stock to 100,000,000 shares of common stock and approved a forward split of 4:1. Northport Capital retained the current par value of $0.001 and the issued capital was retroactively adjusted to reflect the result of stock split in prior periods by reclassifying from additional paid-in capital to common stock.

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

NOTE 3 RESTATEMENT OF FINANCIAL STATEMENTS

On April 28, 2004 the Company declared a four for one forward split of its common stock but retained the par value of its shares at $0.001. The Company had erroneously accounted for the forward stock split by reducing the par value of its shares from $0.001 to $0.00025, recording the difference as additional paid in capital. This restatement is made to correctly record common stock at its par value of $0.001 from additional paid in capital.

A summary of significant effects of the restatement is as follows:

	September 30,
	2007	September 30,
	(As Previously	2007
Balance sheet	Reported)	(As Restated)

Current assets	$83,013	$83,013
Property and equipment, net	308,931	308,931
Total assets	391,944	391,944

Current liabilities	863,784	863,784
Long-term liabilities	100,000	100,000
Stockholders' deficits
Common stock	7,750	26,500
Additional paid-in capital	166,765	148,015
Retained earnings (deficit)
Unappropriated	(853,928)	(853,928)
Appropriated	129,897	129,897
Accumulated other comprehensive loss	(22,324)	(22,324)
Total liabilities and stockholders' deficits	$391,944	$391,944

NOTE 4 PRINCIPLES OF CONSOLIDATION

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

NOTE 5 COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2008 and March 9, 2008 respectively at a monthly rental of $694 and $1,564 respectively.

As at September 30, 2007, the Company has outstanding commitments of $10,592 with respect to the above operating leases, which are due in 2008.

NOTE 6 RELATED PARTY TRANSACTIONS

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

NOTE 7 CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2007, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

NOTE 8 SEGMENTS

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

NOTE 9 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 10 GOING CONCERN

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

NORTHPORT CAPITAL INC.

Per:   /s/ Zhao Yan
         Zhao Yan
         President, Chief Executive Officer, Principal Executive Officer and a director
         Date: January 28, 2008