Form 10-K
period 2007-12-31
Northport Capital Inc.
filed 2008-03-31
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

 Commission file number: 000-52728

NORTHPORT CAPITAL, INC.
(Name of small business issuer in its charter)

Colorado	76-0674579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite #4200, 601 Union Street, Seattle, Washington, 98101
(Address of principal executive offices) (Zip Code)

(206) 652-3451
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	NASD OTC BB
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act.: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

Our revenue for the year ended December 31, 2007 was: $236,981.

The aggregate market value of the common stock held by non-affiliates of the issuer, based on the last sale price of $1.98 as reported on the NASD OTC BB on March 25, 2008 was $54,450,000.

The number of shares of our common stock outstanding as of March 25, 2008 was: 27,500,000.

NOTE REGARDING FORWARD LOOKING STATEMENTS

          This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intend,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and you are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

          As used in this annual report, “Northport Capital Inc.,” “Northport”, the “Company,” “we,” “us,” or “our” refer to Northport Capital Inc., unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

We conduct business in North America under the name of Northport Capital, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates two separate businesses- (1) TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People’s Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang, and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards Chinese commercial business owners and not individual tax filers. Dalian Beigang anticipates expanding its Tenet operations to other Chinese cities as the Company can so afford; and (2) in addition to its Tenet operation, the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be fully commercialized in China. The technology has been developed on a “platform” basis and presented in a kiosk format. The initial application of the technology is as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.

The Company was incorporated in Colorado as dotcom.netmgmt.com Inc. on July 25, 2000. The authorized number of common shares was set at 25,000,000 at a par value of $0.001. The original planned business was to be an Internet website designed to assist small business owners.

From formation until 2004, we engaged in no significant operations other than organizational activities. We received no revenues during this period. On April 28, 2004, we held a special shareholder’s meeting at which our authorized capital was increased from 25,000,000 common shares to 100,000,000 common shares. At the same meeting the original directors and officers resigned and Zhao Yan, Zhong Bo Jia and James Wang were elected as new directors. Zhao Yan was appointed president and James Wang appointed as secretary/treasurer. At the same meeting the issued common shares of 6,250,000 were split on a four to one basis resulting in a new total of 25,000,000 common shares. The par value of our common shares was maintained at $.001. At the same meeting our name was changed from dotcom-netmgmt.com Inc to Northport Capital, Inc.

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

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 26,500,000 shares were issued and outstanding, fully paid and non-assessable as at December 31, 2007. Subsequently on January 10, 2008, 1,000,000 restricted, common shares were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive. As at March 25, 2008 the total issued and outstanding, fully paid and non-assessable common shares of the Company was 27,500,000. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities. We registered certain of our shares by way of Form SB2 which was deemed effective by the Securities and Exchange Commission (the “SEC”) on July 13, 2007. Our common shares currently trade on the NASD OTC Bulletin Board under the symbol NPCA and have been trading since January 16, 2007, when we received NASD approval to do so.

The Company maintains an office in North America at #4200, 601 Union Street, Seattle, Washington, 98101 at a monthly rental rate of $225. The telephone number used at the location is 206-652-3451 and the facsimile number is 206-652-3205.

The Company’s Dalian business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone, Dalian, China. This space is leased from third parties under two operating leases which expire annually on January 31and March 9, respectively, and at a monthly rental rate of $713 and $1,607, respectively. If lease payments are current, such leases are automatically renewed for further twelve month periods at the same lease rates. As at December 31, 2007 we had outstanding commitments of $3,927 with respect to these non-cancellable operating leases, which have been renewed and now expire during 2009.

Dalian Beigang operates in Beijing from a 109 square meter office facility located in the Century Golden Resources Hotel on the West Fourth Ring Road. The office is owned by the president of the Company, Zhao Yan, and is provided to the Company, rent free.

Corporate History

We were incorporated in Colorado as dotcom.netmgmt.com Inc. on July 25, 2000. The authorized number of common shares was set at 25,000,000 at a par value of $0.001 with no preferred shares authorized. On August 1, 2000, 1,625,000 founder shares were sold to each of J.P. Beehner and Dorothy Mortenson at a cost of $0.001 per share or $1,625.00 each. Such shares were issued in exchange for services provided by the two founders and were sold under provision of Section 4(2) of the Securities Act.

On August 5, 2000, a further 3,000,000 shares were sold to fifteen shareholders in blocks of 200,000, each at a cost of $0.001 per share. This original issuance was authorized by the Board of Directors on August 5, 2000, in accordance with Sections 3(a) (11) and 4(2) of the Securities Act and also Article 581-5 1(Q) and (C).

The original planned business was an Internet website designed to assist small business owners. This website was to have several features to make it valuable to users with simplicity being the primary asset. From formation until 2004, we engaged in no significant operations other than organizational activities. We received no revenues during this period.

On April 28, 2004, we held a special shareholder’s meeting at which our authorized capital was increased from 25,000,000 common shares, $0.001 par value to 100,000,000 common shares, $0.001 par value. At the same meeting the two original directors and officers, J.P. Beehner and Dorothy Mortenson, resigned and Zhao Yan, Zhong Bo Jia and James Wang were elected as new directors. Zhao Yan was appointed president and James Wang appointed as secretary/treasurer. At the same meeting the issued common shares of 6,250,000 were split on a four to one basis resulting in a new total of 25,000,000 common shares and retained the same par value of $.001. At the same meeting our name was changed from dotcom-netmgmt.com Inc to Northport Capital Inc.

We entered into an agreement dated June 23, 2005, to acquire 100% of Dalian Beigang Information Industry Development Company Limited, an existing Chinese tax software and data processing business. The June 23, 2005 agreement required Company shareholder approval as well as PRC government approval by way of the issuance of a business license for the revised corporate structure, which would be a WOFE. The purchase price for 100% of the equity in Dalian Beigang was $150,000 US. Pursuant to Chinese laws, within one year after approval of a business license for a WOFE by the Chinese government, the Purchaser must pay the purchase price to the Sellers.

A special shareholders meeting was called and held on August 19, 2005, at which time re-election of the three existing directors was approved and the acquisition of Dalian Beigang was approved.

The issuance of the new business license was delayed and a directors meeting held on December 28, 2005, approved an extension to closing. At the time of the directors meeting, the directors were also aware that new Chinese regulations were in the process of being issued which would allow us to issue treasury shares as the Purchase Price instead of the $150,000 US as originally agreed to. Should such an option be available to us, the Directors approved a resolution to issue 1,500,000 new treasury shares to the shareholders of Dalian Beigang as the full purchase price for 100% of the equity in Dalian Beigang, in lieu of the $150,000 US. At the directors meeting, it was unanimously resolved that the original Agreement between Dalian Beigang and the Company be amended to reflect a closing date on or before June 30, 2006. An amendment to the original June 23, 2005 agreement was prepared, agreed to and signed by all parties on January 16, 2006.

The Chinese government approved the business license for the WOFE on May 17, 2006, at which time the acquisition closed.

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 26,500,000 shares were issued and outstanding, fully paid and non-assessable as of December 31, 2007. A further 1,000,000 common shares were authorized to be issued in January 2008 to Xiao Jun, the original inventor and developer of the Company’s Colorstar technology as an incentive for his continued employment and product development work with the Company. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Dalian Beigang is a Chinese Wholly Owned Foreign Enterprise, duly organized, validly existing and in good standing under the laws of the People’s Republic of China. The original business enterprise was incorporated in the PRC on June 20, 1997. The original business license issued to Dalian Beigang expired on June 19, 2007, and has now been renewed until June 8, 2026.

In accordance with the Chinese Articles of Association, the registered capital of Dalian Beigang at the date of incorporation of June 20, 1997, was $144,928 (RMB 1,200,000) which was fully paid on June 19, 1997, in cash by the stockholders. On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to 30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association, and as at December 31, 2007, Dalian Beigang is required to fulfill a total registered capital contribution of $30 million of which $10 million is payable on or before April 16, 2008 subject to extension allowances. The remaining balance is payable on or before January 16, 2010. If the Company is unable to fully pay all of, or any portion of the increased capital of Rmb220 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any authorized and unissued common or other equities of Dalian Beigang.

We have adopted a business combination under common control accounting method in treating the merger transaction between Northport Capital Inc. and Dalian Beigang in the 2006 Northport Capital Inc consolidated financial statements.

On July 13, 2007, our registration statement on Form SB-2 was declared effective by the SEC, which registered 12,824,880 shares of our common stock for resale. On January 16, 2008, we commenced trading on the NASD OTC Bulletin Board under the symbol “NPCA.” We conduct our business from Suite #4200, 601 Union Street, Seattle, Washington, 98101. Our telephone number is (206) 652-3451.

Principal Products

     (A.) Tenet tax filing software

An efficient tax reporting and collection system is essential to the financial health of China as it is for any country. The Chinese government is in need of such a system and therefore has been actively pursuing initiatives through its so-called “National Golden Tax Project” (the “Project”). The Project will, among other things, entail a complete revamping of the national tax bureau’s tax collection system. When the Project is fully operational China’s tax revenues are expected to increase significantly as a result, which in and of itself creates a significant initiative for the central government tax authorities to have as many commercial taxpayers on line as possible. The principal reason for the launch of the Project was to implement a stricter control process over abuse in fraudulent preparation of value-added-tax invoices by commercial taxpayers.

The State Administration of Taxation governs the national tax bureaus in different Chinese provincial capital cities, which are responsible for the national tax bureau offices as well as local tax bureaus in different cities in their province. With the upgrade of these offices complete, the shift now moves to getting its users, the commercial taxpayers, filing and paying taxes online with software systems that are compatible with the Federal system. National tax bureaus handle all aspects of federal taxes as compared to local taxes payable to, and collected by, local city tax bureaus. The business of the National tax bureau covers (product) transaction value added taxes, business income tax, with the tax collected to be handed to the national treasury directly, constituting national fiscal income.

The business of the local tax bureaus covers enterprise business and personal income tax, with the tax collected handed in part to the national treasury and the rest kept as local fiscal income.

Management of Dalian Beigang was advised that their tax reporting and payment system was China’s first online federal tax reporting/tax payment system. The “Tenet” system is an intranet based online tax filing and payment transfer system, which has been approved by the National Tax Bureau. Only those business users having an agreement for Tenet use with Dalian Beigang can access that system. Revenue flows from subscription agreements with commercial taxpayers.

Following the successful beta test in late 2001 with 2000 of Dalian’s commercial taxpayers, the Tenet system was officially launched and began the sign up of Dalian’s commercial federal taxpayers. The local city of Dalian newspaper, the Dalian Daily on Friday, July 13, 2001, contained an article written by reporter Zhi Bin Dong as follows: “Yesterday, the Dalian National Tax Bureau announced that, starting from August 1, 2001, business tax payers of Dalian will use the new intranet system to file and to pay their federal taxes. The new system is designed and developed by Dalian Beigang Information Industry and Development Co., Ltd. ….” See, Exhibit 99.5 in our SB-2 filing.

As of December 31, 2007, there were approximately 8581 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 948 subscribers in Yingkou, Liaoning province, which business is operated under a cooperation agreement between Dalian Beigang and Lenovo Corporation. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, the nearest large city, and only 200 km from Dalian. The local partner in Yingkou is Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, a Chinese computer manufacturer and retailer. Lenovo Yingkou is a large computer dealer and service provider in Yingkou maintaining a good relationship with the national tax bureau there. Please find the “Cooperation Agreement,” in its English version, dated September 18, 2002. as Exhibit 10.1 in our SB-2 filing.

Under the agreement, Dalian Beigang is responsible for computer hardware configurations, software development and system debugging of the online tax declaration and payment system server. Dalian Beigang is also responsible for technical support and troubleshooting of the system, timely updating of the system and maintaining all aspects of the system on request of Yingkou National Taxation Bureau; must provide timely reports to Yinkou Lenovo of the user management software and complete operating mode of the online tax declaration and payment system, for support in technology and business to Yingkou Lenovo, and also for training of two persons as management of Yingkou Lenovo and two lecturers who are responsible for training users of the system in Yingkou. Dalian Beigang must also provide a full time qualified person to Yingkou Lenovo for instruction, assistance and guidance.

The Tenet system provides real savings over the present manual systems, which over time will be realized by the subscriber. Traditional manual tax payment includes costs to a commercial taxpayer of manual preparation of tax reporting forms, preparation of accounting designed specifically for such forms, purchase of tax reporting forms from national tax bureaus, costs of personnel needed to stand in lines to obtain filing approvals, obtaining cash from taxpayer bank account to cover the approved tax amount and returning to the tax office to physically pay the tax amount. Costs of staff and forms are offset by the online capability features of the Tenet system which allows all taxpayer tax-related activities to be handled directly from the taxpayer’s offices. Fees in other cities are expected to be similar to those in Dalian. Initial subscribers pay a fee of 1200 Rmb for the initial year and then decreases on an incremental basis over three years to a base of 600 Rmb per year thereafter.

Notwithstanding the advantages of the Tenet system, other software firms are approaching local tax bureaus with systems and solutions and in a few cases local tax bureaus are adopting these competitive systems despite their reduced feature offerings as compared to Tenet. Such systems offer a tax-reporting feature only and do not include the ability to pay taxes online. As compared to the Tenet system, these other systems provide fewer features in terms of overall performance. There are several software firms that pose near term competition to Tenet in that they offer an online reporting service, but unlike Tenet, none are able to accommodate online payment. Potential competitors are estimated to total approximately 10 currently. Examples of potential significant competitors are Digital China Holding Co., Ltd. (www.digitalchina.com); Sunyard System Engineering Co., Ltd. (www.sunyard.com); Inspur Group Inc. (www.langchao.com); and China National Software and Service Co., Ltd. (www.css.com.cn). Such firms pose near term competition because we understand that they are engaged in developing systems that include additional features besides simply data reporting only. The China Government is now stressing open government affairs and requires authorities to establish electronic websites for government affairs. This is no exception with the Dalian National Tax Bureau, which has created an open website including a free tax declaration window. The tax declaration windows of national tax bureaus are only for image demonstration, and are not used as a main channel of tax declaration. The tax declaration windows on tax bureau websites allow taxpayers to declare their taxes payable on line but via the internet rather than through an intranet. Management of Dalian Beigang has determined that such online declaration systems available through tax bureau websites are rarely used because of concerns of security from taxpayers. In addition, such declaration still requires a taxpayer to go to their bank to obtain funds and then deliver such funds to the local tax bureau office. Time savings are therefore minimal as compared to Tenet.

Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users of the Tenet system as at December 31, 2007, has dropped from the number as at the 2005 year-end.

Once a national tax bureau office adopts a tax reporting/payment system, the barriers to entry by others become difficult. Each national tax bureau office could not easily handle more than one online system and therefore are not likely to adopt multiple systems. Should two or more systems be used together, there will be confusion of data collection in the network server of the taxation bureau. Dalian Beigang’s challenge therefore is to pre-empt potential competition by effecting the adoption of the Tenet System by as many city tax bureaus as possible. To do so requires capital to establish marketing teams and server platforms in each location.

The business model of Dalian Beigang assumes that in order to gain market share in a market as large as China, one must: (1) adopt a third party licensing system to expand quickly; (2) keep control of its core technology; and (3) provide a working example, or show case, that demonstrates how the Tenet System is to be ideally managed for the benefit of all stakeholders.

Tenet’s expansion to other locations is anticipated and contingent on the availability of financing to support foreseeable hardware and personnel costs. Funding requirements for Tenet implementation will vary by city, based upon size of the commercial taxpayer database. Management estimates costs of $500,000 on average per city and has the personnel capability to handle 10 new installation projects currently. No funding commitments for such Tenet expansion have been made to date.

Should the Company’s digital photo kiosk technology prove to be successful in its market acceptance, the Company plans to further scale back its Tenet operations and concentrate its financial, technology and personnel assets towards further commercialization of Colorstar- both in China and in North America.

Proprietary and Security Protection

Dalian Beigang has implemented the following proprietary and/or protection features in its tenet systems:

  The Tenet system is protected by a number of proprietary high level security systems, which were required by the National tax bureau given the sensitivity of the information being transmitted;
  Security for source codes and protection of copyright and other intellectual property assets have been secured or registered where appropriate; and
  Office procedures and systems have been implemented to provide mechanical security for Dalian

The System has been tested and certified to achieve a high level of security for data security, data transmission, and protection from unauthorized access; all of which meet the security requirements of the National Tax Bureau. The risk of unauthorized access is greatly reduced by the fact that Tenet operates on an Intranet system, using dedicated computers at the client taxpayer’s site. Execution of tax payment transfers from the taxpayer’s bank is also conducted over dedicated computers, with a high level of encryption that meets strict banking security requirements. This core expertise developed by Dalian Beigang staff has proved to be a significant asset in terms of the development of the Colorstar technology.

The fireproof wall of the Tenet system can prevent illegal access, so hackers may not access and attack the system on the internet directly. The application program of the system will verify the format and content of each user’s data when it arrives in the server, and if any error is found, it will return an error message to ensure the security of the server. The system will automatically transfer tax data in accordance with the declaration statement of users and specific rules, to the tax server of the taxation bureau. The tax server of the national taxation bureau office will verify the data filed and send it to the taxpayer’s bank, and then return the deduction information from the taxpayer’s bank to the Tenet system.

The procedures to provide security for Dalian Beigang intellectual property involves use of PIN access and locked-box security for hard copy documents with limited access to corporate directors and management only. The Tenet software system source codes are secured through “limited access” procedures developed by us. The word Tenet has been copyrighted as China registration #2003SR 4520 dated June 11, 2003. Such name copyright is registered in the China national copyright office whereas the source codes are secured internally. Assets secured refers to manual protection. Assets registered are filed in the Central China intellectual property office and protected as against use by others.

Federal Taxes, collection in China today

Administratively, mainland China is divided into 22 provinces, 5 autonomous regions, and 5 “provincial status” municipalities. All report directly to the Central Government in Beijing. Municipalities directly under the Central Government and large cities are themselves divided into districts and counties. Chinese taxation system offices are regionally located on a basis similar to the national administrative structure.

The National Tax Bureau is the highest authority of tax administration in China. Its major responsibilities are the establishment of taxation policy, execution thereof and the organization of tax revenue for the PRC. The National Tax Bureau has a network of tax bureau offices in each province, county and/or city. The functions of these offices vary; for example, provincial capital offices provide policy and guidance but are not actually involved in collection activities and implementation of procedures. Day to day operations affecting Chinese taxpayers are transacted through city and district tax bureau offices.

The state is promoting continuous improvement of its tax system, so local taxation authorities cannot specifically call for manual declaration methods only. They must also select some online declaration method(s). This is a main trend of information construction for revenue collection and management in progress by the China taxation authorities. Each national tax bureau office has been given autonomy to approve an “online” system for use by their taxpayers.

The state administration of taxation has reviewed and approved use of Tenet by commercial taxpayers. The key features of Tenet reviewed were data security, transaction procedures and protection from unauthorized access. Any competitor wishing to implement a similar system will require similar review and approval. Such approval is required and is not voluntary. For copies of these approvals as well as a newspaper article concerning implementation of the intranet for the filing and payment of federal taxes in Dalian, please see Exhibits 99.1 -.5 in our SB-2 filing.

Advantages for Taxpayers and Tax Authorities of Tenet Use

Taxpayer benefits include:

  Federal tax filings can be easily completed online by in-house accounting staff with a screen prompt system.
  Staff saving costs by taxpayers since there will be no requirement for job specific tax filing and preparation employees (typical staff person cost of 2,000 Rmb/month). The function can now be performed by a part time clerical staff person alone.
  No travel costs related to filing tax returns and making payments to the local National Tax Bureau office.
  Reduced paperwork and filing thereof; no need to photocopy filings.
  Tax filing is no longer restricted by time and area – it can be done from any computer location, at any time.
  No need to purchase forms from the local tax office.
  Ease of information flow on tax notices and policies – these can be viewed directly from any computer site.
  Instant access to policies, rules, regulations and bulletins that could affect individual taxpayers.

Tax Bureau advantages include:

  Improved efficiency and quality of the tax system.
  Ease of information flow – direct communication between Tax Bureau and taxpayers on issues of policy and notices.
  Greater efficiency in data management, including collection, reconciliation, storage and back up, retrieval and analysis.
  High degree of safety and reliability.
  High adaptability – can be utilized for almost any filing-type application.
  Highly intelligent – error prompt system reduces human clerical errors before filing.
  Highly flexible – forms can be changed as required.
  Labor saving advantages.
  Reduces waiting lines in tax offices.
  Collection procedures streamlined.

Disadvantages for Taxpayers and Tax Authorities of Tenet Use

Use of Tenet has some disadvantages for taxpayers.

  Cost of use of the system which must be paid up front, in full.
  Cancellation of the use agreement at any time during the contract year results in loss of unused fee portion.
  Users must have computer literate staff capable of understanding Internet and Intranet terminology.
  Users must have computer systems that are capable of utilizing the Tenet system.
  Users must have banking relationships with banks that are capable of performing funds transfer actions between themselves and the national tax bureau office accounts.

Use of Tenet has some disadvantages for tax authorities.

  Increased numbers of staff are required to be computer literate in areas of Internet and Intranet terminology and activities.

  Lack of hard copy documentation versus digital formats which would be lost if there should be computer server failures.

Environmental Impact

None of the Company's activities utilize any hazardous materials or results in any discharge of pollutants into the environment. The Company believes it complies fully with all environmental laws and regulations.

Government Regulation

Dalian Beigang was required to obtain the following regulatory approvals with respect to its Tenet operations in China:

(a) Approval of TENET by Dalian National Tax Bureau, Da Guo Shui Fa (2000) No. 127 – “Notice of Dalian National Tax Bureau on Promotion of TENET Online Tax Declaration System” (April 24, 2000) (see, Exhibit 99.1in form SB2; see also, Exhibit 99.5 in form SB2);

(b) Approval of TENET by Dalian City Planning Commission, Da Ji Ke Jiao Fa (2000) No. 317 – “Approval Relating to TENET Electronic Tax Declaration Network Project Proposal” from Dalian People’s Government Planning Commission (Aug. 22,2000) (see, Exhibit 99.2 in form SB2);

(c) Approval of TENET by Dalian Information Industrial Bureau, Da Xin Xiang Zi (2000) No. 24 – “Approval Relating to TENET Electronic Tax Declaration Network Project Proposal” from Dalian People’s Government Information Industrial Bureau (Oct. 30, 2000) (see, Exhibit 99.3in form SB2); and

(d) Certification by Dalian People’s Governmental Science & Technology Commission, “Certificate for High-Tech Enterprise,” Certificate No. 24-00391 (July 19, 1999) (see, Exhibit 99.4in form SB2).

Management is unaware of any additional or proposed new regulations that are required to be met by Dalian Beigang in respect to its business operations and its TENET system.

Commercial Tax Filing Software Systems Market

We do not know the exact number of commercial taxpayers there are in China; we do know the number is significant and we know it is growing as more businesses are reporting. Assuming the Chinese Government will maintain its goal to require all commercial taxpayers to file and report their Federal taxes on-line and that the private sector can provide the application system for individual taxpayers to interface with the Tax Bureau system, the market is very significant.

We do know that the initial experience in Dalian indicates that online filing is being welcomed not only by the Dalian Tax Bureau but also by commercial taxpayers themselves.

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

Licenses will be offered to qualified parties over specific territories on a city-by-city basis, however, in some cases, province-wide rights will be granted. Formal applications from prospective Licensees are considered, taking into account the applicant’s financial strength, business experience in China, knowledge of the proposed territory, and acceptability to the National Tax Bureau. Tenet’s expansion to other locations is anticipated and contingent on the availability of financing to support foreseeable hardware and personnel costs to Dalian Beigang.

If one considers the number of commercial taxpayers in Dalian, a medium size city by China’s standards with a population of 6.0 million, it has in excess of 35,000 commercial taxpayers Dalian is located in Liaoning Province, which has 13 other large cities each with an average of 20-30,000 taxpayers, save for its capital, Shenyang, which is 25% larger than Dalian.

Populations in other Liaoning cities are estimated at:

Shenyang	6.7 million
Dalian	5.4 million
Anshan	3.4 million
Fushun	2.2 million
Jin Zhou	3.0 million
Dandong	2.4 million
Yingkou	2.2 million

Elsewhere in northeastern China are two provinces with significant populations. Jilin province, population 28 million, has 6 large cities which are:

Changchun	6.9 million
Jilin	4.3 million
Siping	3.2 million
Songyuan	2.7 million
Tonghua	2.2 million
Baisan	1.3 million

Heilongjiang Province, with a population of 37 million, has 11 cities with an average number of 20-40,000 taxpayers which include:

Harbin	9.3 million
Daqing	2.4 million
Suihua	5.3 million
Qiqihar	5.5 million
Maudaijiang	2.6 million

Dalian Beigang’s plan is to expand its Tenet system in the three Northern Provinces given the number of National Tax Bureau offices and Government officials in the region who have seen Tenet’s initial successes in Dalian and Yingkou and who support the system’s adoption.

     (B.) Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2006 and 2007, and such expenditures amounted to $125,146 and $100,822, respectively.

The research and development on Colorstar has been undertaken separate from the original Tenet tax software business of the Company.

The project has involved the development of a digital “platform” with an initial application to be a user-operated, stand alone, digital photo developing and printing network operating system controlled through a proprietary network server with terminals and self serve digital photo developing printers- with user interfaces contained in a kiosk format. The stand-alone devices provide users with print images equivalent to regular photographic pictures.

Currently the system network and self-serve digital printer design are at a commercial stage. All intellectual property rights are reserved in the name of Dalian Beigang.

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and were in operation as at December 31, 2007. Subsequent to December 31, 2007, Dalian Beigang entered into an agreement on March 1, 2008 to supply a total of 542 Colorstar units to various Internet cafe locations and also retail telephone store locations in Liaoning Province in China. The agreement partner is China Netcom, a significant Chinese landline and broadband supplier with annual revenues in excess of $1.0 billion US. The agreement calls for monthly service fees to be paid to China Netcom and revenues to be divided on an 85-15 percent basis between Dalian Beigang and China Netcom. A detailed Form 8K was filed on March 6, 2008 which provides details of the agreement.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design has proved successful and is the current commercial model. The Company`s website at www.northportcapital.com includes photos of actual test installations in various locations.

The network management server is fully developed and capable of meeting any and all necessary management and control functions. The Company`s core expertise of online security systems as developed for Tenet, has been instrumental in ensuring trouble free development of the Colorstar financial controls systems.

The Digital Photo Processing Market in Northeast China

Dalian Beigang retained the services of independent research companies in northeast China in order to assist management in determining the present status of the northeast China digital printing market as well as determination of possible market acceptance and development of the Colorstar project.

The research was undertaken in Beijing, Shenyang and Dalian and included sampling from consumers (local citizens, tourists and professionals), imaging shop proprietors (color film processing shops and photo-printing collection agencies), as well as convenience stores, lottery shops and advertising agencies and companies.

Management determined that the Chinese market is in a stage of rapid increase of sales of digital cameras. Since the end of 2005, increases of 30% to 50% in demand for digital printing have been shown in larger cities – in fact, higher than for traditional film printing. In addition, there are now a total of over 550 million cellular telephones in use in China, of which 70% of these mobile phones come with a camera function. Colorstar units allow for print operations from Cellular telephones.

Traditional digital color printing shops in the Chinese domestic market utilize equipment technology of one of four brands including Kodak, Fuji, Konica and Lucky. Kiosk models in use in China include those developed by Kodak and Sony, both models that have been introduced in the North American marketplace as well.

Fuji digital printing machine technology has also been in a leading position in the China industry, enjoying the capability for producing stand alone devices and establishing network platforms, as well as providing customer financing. Doli, a China domestic manufacturer of production-type digital printing machines, has good quality equipment but has little strength in providing additional functions and network operating management platforms.

Analysis of data collected showed that both the operational mode and technological advantages of the Colorstar project were recognized by the China market. However, the project needed to improve its technological level, perfect its equipment quality, and also establish and implement detailed and effective marketing plans, in order for it to be commercially viable. Dalian Beigang has now completed these.

Colorstar Manufacturing

Currently Dalian Beigang subcontracts manufacture of the various components of Colorstar units and assembles the finished units at the Company`s facilities in Dalian. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in the Colorstar design. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrades necessary for new, state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. Dalian Beigang contracts manufacture and fabrication of Colorstar components to a number of local Dalian companies as well as approximately 40 separate suppliers located throughout China in cities such as Shanghai, Shenzhen, Beijing and others.

The Colorstar manufacturing process involves a controlled process of parts ordering, quality control review of incoming components, fabrication/assembly of the various key elements such as paper roll container, paper feeder, water/chemical container, feeder frame, paper dryer, paper outflow mechanism, electrical components addition and kiosk frame assembly. Upon final assembly completion, each unit is tested and checked by quality control personnel again prior to units being readied for shipment.

Colorstar Operations

In China, management has entered into negotiations with a number of large organizations that operate retail facilities. Agreement relationships are planned to entail Dalian Beigang manufacturing and installing kiosk units in partner locations and revenues split on an 85/15 percentage basis between the partners. A typical agreement is expected to be initially two years in length and renewable if agreed to by both parties. All Colorstar units will remain in the ownership of the Company. All unit operations, repairs, maintenance, cash handling and accounting functions are handled by Dalian Beigang. The kiosk design currently produces only a 4 inch by 6 inch size photo.

Based on results of test units installed in various retail locations in Dalian city, average usage has been 35% and each user averages 20 photos per session. Average retail purchase pricing has been set at $.085 per photo. The current design has an initial processing period for each user order followed by a much faster production time for the individual photos. Each 20 photo order takes approximately 8 minutes to complete after adding times for selection, payment and production.

To date, units have had a Company staff person in attendance at all times to ensure customer familiarity with Colorstar operational features and to explain questions or issues that users may have. The plan is for these attendant functions to be handled by the retail partner staff after an initial operating period, likely 90 days. Since each unit is always connected to the Colorstar central server, management will always be able to identify maintenance, usage numbers or repair issues that arise for each individual unit.

In addition to large corporate agreements, Colorstar revenue from the sale of color photo printing services will also be derived from affiliate operations, which consist of a franchise agency and a licensing program. Since the Company will be the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales derived from the installed test units were $1,403 and $0 for fiscal years 2007 and 2006, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices from the installed test units were $815 and $0 for fiscal years 2007 and 2006, respectively.

During December 2007, two completed Colorstar units were shipped to Vancouver Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed by the end of second quarter 2008.

Sales and Marketing

In China, marketing of Colorstar to date has involved a team of four people making direct sales calls to major potential joint venture partners such as China Netcom and others. In addition, there are a number of potential franchise-type relationships being discussed with individuals in Dalian city itself. These franchise-type arrangements await completion of formal documentation and availability of manufacturing financing. Initial test units have been installed at locations under an informal franchise arrangement. Agreements with other potential partners await various approvals. Subsequent to this Form 10-K filing date, on March 1, 2008, the Company entered into an agreement with China Netcom for supply and operation of 564 Colorstar units in Liaoning Province. Detailed disclosure of this agreement was by way of Form 8-K on March 6, 2008 and a news release of the same date.

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in China, in the United States and elsewhere. We have filed for patent protection in China and certain other countries to cover proprietary design aspects of our Colorstar products.

These patent applications are under review by the Chinese Patent Office and, to date, we have not been issued any patent approvals in China or elsewhere. No assurance can be given that any patents relating to our existing technology will be issued from any patent offices; that we will receive any patent approvals in the future based on our continued development of our technology; or that any patent protection, once approved, will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

In addition to the patent filing, we have registered the trade name “Colorstar” in China.

Employees and Staffing

We had 74 full-time employees as of December 31, 2007. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 69 in Dalian, 2 in Yingkou and 2 in Beijing. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 74 current staff members of Northport and Dalian Beigang are employed as follows:

Management	9
Accounting	3
Marketing	4
Tenet tax filing systems	11
Software Design/R and D	14
Colorstar Manufacturing	16
Colorstar Operations	12
Yingkou Office	2
Beijing office	2
North American Seattle Office	1

Total	74

ITEM 1A. Risk Factors.

Prospective investors should carefully consider the risks described below, in conjunction with other information and our consolidated financial statements and related notes included elsewhere in this Prospectus, before making an investment decision. You should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries that you may be familiar with. Our business, financial condition and results of operations could be affected materially and adversely by any or all of these risks. Where financial results for our China operations are commented upon in US dollars, an exchange rate of $1.00 = 7.9 Renminbi (Yuan) has been used.

Risk Factors Relating to the Company and its Businesses

We have yet to attain profitable operations and our accountants believe there is substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,026,301 at December 31, 2007. The Company had an accumulated deficit of $590,400 at its year end of December 31, 2006. The Company’s current liabilities also exceed its current assets by $993,596 and the Company used cash in operations during the year ended December 31, 2007 of $374,893. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. As of December 31, 2007, a stockholder loaned $669,383 to the Company as unsecured loan and imputed interest is computed at 7% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of December 31, 2007, a stockholder loaned $107,995 to the Company as short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $32,173 and $3,344 for the years ended December 31, 2007 and 2006 respectively. In addition, the Company has a note payable in the amount of $109,376 to a third party, interest free, secured by plant and equipment owned by a third party and guaranteed by a stockholder, with no fixed repayment date. Management believes that such financing will allow us to continue operations for the remainder of 2008. The Company is actively pursuing additional equity funding, bank financing for its planned Colorstar operations and potential merger or acquisition candidates and strategic partners; any of which would enhance stockholders’ investment.

Revenues for the year ended December 31, 2007, were $236,981 as compared to $382,309 during the previous fiscal year ended December 31, 2006. The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, a significant number of subscribers reached the 50% fee level which reduced corporate revenues. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city. The new subscriber rate has been less than the number that have cancelled their subscriptions. New subscribers pay annual fees of 1200 Yuan and thereafter, the annual fees incrementally decrease over three years until they reach a base of 600 Yuan per annum, or 50% of year one annual fees.

Because the Company has had insufficient working capital to actively promote and market to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers that year), and 8581 as at December 31, 2007 (which included 19 new subscribers during 2007). As described elsewhere, the Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company. During 2007, the Company devoted a significant portion of its surplus capital to the Colorstar project development, which further increased losses and working capital deficiencies.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon our ability to raise additional capital, obtain financing and succeed in our future operations.

Our management has taken steps to revise our operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue as a going concern. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Chinese government policies could have potential negative impacts on our businesses.

Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. Our interests could be adversely affected through:

  Changes in laws, regulations or the interpretation thereof;
  Confiscatory taxation;
  Restrictions on currency conversion, imports or sources of supplies; or
  The expropriation or nationalization of private enterprises.

Although the Chinese government has been pursuing economic reform policies for approximately two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life.

As this may specifically relate to our business, we face an emerging economy where laws and regulations are continually changing. The national tax bureau could decide to amend regulations on tax filing requiring all such filings to be undertaken through state owned enterprises rather than through the services and systems of private enterprises. Increased requirements for system security and integrity could result in the requirement for us to expend additional funds to enhance our systems to meet new regulatory rules. The Dalian tax bureau may reduce the security aspects needed for tax filing systems, thus allowing inexpensive competitors to enter the marketplace and take subscribers from us.

China tax rules regarding repatriation of profits and payment of dividends could be increased which could affect our ability to generate cash flows from our subsidiary. All such policies could materially affect our future business operations in China.

Our business may be adversely affected by relationships between the United States and any country in which we do business which may impede our ability to operate in the countries in which we are located.

We are a Colorado corporation and subject to the laws of the United States. Our principal business is conducted through a wholly-owned subsidiary that operates in China. Our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationship between the U.S. and China. This relationship may adversely influence the Chinese government and public opinion of U.S. corporations conducting business in that country and may affect our ability to obtain or maintain regulatory approvals to operate in China.

Our business may be adversely affected by internal Chinese issues such as boycotts, strikes, protests and government sanctions which may impede our ability to operate our business in China.

Our business in China could be affected by government sanctions, or strikes, boycotts, protests and other actions which could result from political issues between the United States and China. These are issues of which we would have no control over. Should such events occur, we would attempt to distance ourselves as much as possible from local negative actions and could even consider shutting our business down until such time as the negative actions have subsided. To date no such actions have occurred that affected our China business and we anticipate no such actions occurring in Dalian or elsewhere in northeast China, based on our understanding of current events in that region of China.

Chinese Laws and Regulations could have potential negative impact on us.

The Company and Dalian Beigang are considered foreign persons or foreign funded enterprises under PRC laws and, as a result, we are required to comply with PRC laws and regulations. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent, are evolving rapidly, and their interpretation and enforcement involves uncertainties. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold and/or maintain licenses and permits such as requisite business licenses. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We may be subject to sanctions, including fines, and could be required to restructure our operations. As a result of these substantial uncertainties, we cannot assure you that we will not be found in violation of any current or future PRC laws or regulations.

China is still a developing nation and therefore the rules, regulations and practices are not necessarily as transparent as western investors may be used to. China has made significant changes to its legal and accounting rules and has recently allowed international accounting firms to audit domestic Chinese companies.

Management is unaware of any additional current regulations, or any new regulations that are pending introduction, that are currently required by Dalian Beigang in respect to its business operations or its Tenet or Colorstar systems. Neither the Company nor Dalian Beigang has ever been found to be in violation of any PRC law or regulation.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. In particular, our success is highly dependent upon the efforts of our President and Chief Executive Officer, our Vice President, our Manager of Technology and our directors; the loss of whose services would have a material adverse effect on our success and development. All of our management team located in China currently have signed employment agreements with us. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. None of the executives have key life insurance policies on their lives and the loss of any one of them could have a negative cash effect on our business.

As at December 31, 2007 the corporate cash resources were such that we had a negative working capital position of $993,596. Management has downsized its Tenet software development staff and reduced all unnecessary expenditures. However, we have added additional staff for our planned Colorstar operations and revenues from installed units, combined with proposed bank inventory financing, should positively impact our existing cash and working capital positions. We estimate that cash flows from subscriber fees and planned installed Colorstar units will be sufficient to allow continuing operations for the next twelve months. Nevertheless, we intend on expanding our sales efforts towards new Tenet subscribers and Colorstar agreements in addition to aggressively perusing a plan to raise a minimum funding of $ 500,000 over the next twelve months; such funding would involve the new issuance of stock.

Directors and Officers are non-residents of the United States and could be beyond reach in the event of litigation.

Because two of our directors and officers reside outside of the United States, it may be difficult for shareholders to enforce your rights against them or enforce U.S. court judgments against them in the PRC or Canada. Our current operations are conducted in China. In addition, two of our directors and officers are nationals of countries other than the United States. Zhao Yan and Zhong Bo Jia are both citizens and residents of the PRC. James Wang is a citizen of Canada but a resident in Washington State under a US L-1 visa.

Each director maintains his or her principal assets in their country of residence. As a result, it may be difficult for you to effect service of process within the United States upon those persons residing outside of the United States. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

Our profitability will be directly affected by our marketing programs and results therefrom.

There is a potential risk that other cities may not adopt the use of Tenet online system nor adopt the same policies, as has been the experience in Dalian. Management has planned to acquire experience in promoting the Tenet system in cities other than Dalian by way of cooperation agreement with local business operators experienced with computer systems. A second Tenet operation has now been established in the city of Yinkou in Liaoning province, where Dalian Beigang is providing assistance, to Lenovo Corporation to institute Tenet in that city. There is a formal cooperation agreement between Yingkou Lenovo and Dalian Beigang. Under terms of the agreement, Yingkou Lenovo is required to use Dalian Beigang as a brand when promoting the Tenet system in Yingkou and has also established a business enterprise (“Yingkou Beigang”) in Yingkou in cooperation with Dalian Beigang. According to Article 3: Benefits Distribution section in the Cooperation Agreement entered into between Dalian Beigang and Yingkou Beigang, “Party A shall not participate in benefits distribution if the users developed are less than 1,000; and if it is beyond 1,000, distribution shall be made in proportion.” Dalian Beigang has not participated in benefits distribution to date under this cooperation agreement as the user numbers in Yingkou are still below the 1000 threshold. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, since it is the nearest large city and is only 200km from Dalian, a 3-hour drive by highway.

Yingkou Lenovo is a large computer dealer and service provider in Yingkou maintaining a good relationship with the national tax bureau office there. There are 22,000 local taxpayers in Yingkou, including some 5,000 common taxpayers who are potential customers for Tenet.

In addition to approved technical features, it is more important to have a model demonstration city for market development in China. The Tenet system has been successful in operation in Dalian for five years. Favorable comment from the Dalian National Tax Bureau office and business users is the best advertising model. Developing market acceptance for our products and services outside of the areas where we now operate will require substantial marketing and sales efforts and the expenditure of a significant amount of funds. We cannot assure you that we can successfully develop or position our products or services. We also cannot assure you that any marketing efforts we undertake will result in increased demand for or market acceptance of our products and services. Failure to generate such demand and market acceptance will have a direct effect on cash flows and profitability of China operations and ultimately on our Tenet operations.

The lack of availability in China of business liability insurance could materially affect our business.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

The requirement for additional financing will affect future profitability.

We continue to experience cash shortages resulting from advertising, marketing, selling and overhead expenses related to the Tenet tax software and the ongoing development of the Colorstar technology. We will require additional cash infusions before operations achieve profitability. We will also require additional capital to finance the expected growth of our Colorstar business, including purchases of inventory and computer equipment. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and that such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

Restrictions on dividends imposed by the Chinese government could negatively affect our business.

Chinese legal restrictions could affect the Company’s ability to distribute dividends. Chinese legal restrictions permit payment of dividends only out of its net income, if any, determined in accordance with Chinese accounting standards and regulations.

Under current Chinese regulations, the payment of dividends, trade and service-related foreign transactions to a foreign investor or a foreign-invested enterprise is treated as a “current account” payment for which the approval of the State Administration of Foreign Exchange is not required. However, in order to distribute dividends the Company must file documentation to a designated foreign exchange bank that certifies that all requirements have been met, such as payment of taxes, board of directors’ approval and a capital verification report issued by an accounting firm. A return of capital, which includes foreign direct investment, upon the dissolution of a foreign-invested enterprise, is treated as a “capital account” payment and requires the State Administration of Foreign Exchange approval in addition to the filing of documentation. Restrictions on dividends flow through to the parent company could adversely affect cash flows and the US company’s ability to honor its financial obligations including providing dividends to our shareholders. In this document, we have disclosed all figures in US dollars other than the disclosures on annual fees paid by Tenet subscribers.

Potential restrictions on dividends could adversely affect our cash flow.

Dalian Beigang may not be able to obtain sufficient foreign exchange to satisfy its foreign exchange requirements or pay dividends to us. A substantial portion of our revenues and operating expenses are denominated in Renminbi while a portion of our capital expenditures is denominated in US dollars. Accordingly, failure by Dalian Beigang to generate sufficient foreign exchange to pay dividends to us could adversely affect our cash flows and adequately address our ongoing working capital needs.

Restrictions on the Ability of our Subsidiaries to pay Dividends.

Failure of our Chinese subsidiary to generate profits will restrict us from paying dividends to our US parent corporation. Restrictions on dividends flow through to the parent company could adversely affect cash flows and the US company’s ability to honor its financial obligations including providing dividends to our shareholders. Although we currently do not anticipate such an issue, new China government policies could be implemented or be change such that we are restricted from paying dividends from our China subsidiary to our

US parent corporation. This again would restrict our ability to meet our corporate cash flow needs and restrict our abilities to pay dividends to our shareholders.

Currency conversion could have a negative impact on our business.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between United States dollars and the Chinese Renminbi. On July 21, 2005, the PRC let its currency fluctuate, ending its decade-old valuation peg to the US dollar. The new Renminbi rate reflects an approximately 2% increase in value against the US dollar. Historically, the PRC government has benchmarked the Renminbi exchange ratio against the US dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the Renminbi against the US dollar.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The re-evaluation of the Chinese Renminbi versus the US Dollar could have a negative effect our financial results.

As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. Our assets and revenues expressed in U.S. dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. dollar. Any such depreciation could adversely affect the market price of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. These are issues over which we have little control. Currently our China operations require limited US dollar funds and operate almost exclusively with Renminbi funds. Accordingly the negative impact, if any, would result in terms of US dollar financial statement presentation by the parent US company. We have disclosed all figures in this document in US dollars other than the disclosures on annual fees paid by Tenet subscribers.

Limitations on Liability and Indemnification of Directors and Officers May Result in Expenditures by the Company.

The Company’s bylaws provide that it must indemnify its directors and officers to the fullest extent permitted under Colorado law against all liabilities incurred by reason of the fact that the person is or was a director or officer of the Company or a fiduciary of an employee benefit plan, or is or was serving at the request of the Company as a director or officer, or fiduciary of an employee benefit plan, of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

The effect of these provisions is potentially to indemnify the Company’s directors and officers from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with the Company. Pursuant to Colorado law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of: (a) acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law; (b) unlawful distributions; or (c) any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

The Company’s bylaws also permit it to maintain insurance on behalf of its officers, directors, employees and agents against any liability asserted against and incurred by that person whether or not the Company has the power to indemnify such person against liability for any of those acts.

Due to the indemnification and limitation of liability of our directors and officers, any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Risk Factors Relating to the Company’s Tenet Industry

Risk of Reduced Customer Acceptance of Tenet.

Since the end of 2004, the number of subscribers has decreased from a total of 10,034 to 8,581 as at December 31, 2007, a reduction of 14.5% . This reduction occurred as a result of increased numbers of competitors offering relatively inexpensive or free internet based tax filing system offerings to Dalian based taxpayers. Even though we believe that such systems offer fewer benefits and features than does our Tenet system, a number of subscribers have opted for the reduced costs offered. In the event that such decline in subscribers continues, we could be forced to shut down our Tenet operations with resultant loss of our business and potential therefrom.

Resistance by users towards our products could negatively affect our revenues and profits.

In Dalian, there has been minor user resistance to what was initially a recommendation from local authorities to use the Tenet system. Dalian National Tax Bureau issued No. 127 Document in April 2000 officially informing commercial taxpayers of the Tenet Online Tax Declaration System. See, Exhibit 99.1as filed in our Form SB2. As the computer system of the Dalian National Tax Bureau was upgraded to the requirements of the National Tax Bureau, the marketing efforts of Dalian Beigang were delayed until September 2001. The mandate from the local office of the national tax bureau did not require mandatory sign up but encouraged taxpayers to undertake tax preparation and payment online. The Dalian tax bureau recommended Tenet to its commercial taxpayers.

As at December 31, 2007, over 20% of all Dalian businesses are subscribers to Tenet. Typical pricing strategy for Tenet is based on a year one fee of 1200 Rmb and follow-on yearly payments decreasing by increments to a base of 600 Rmb. After promoting the Tenet system to a taxpayer, management has determined that users that have not elected to sign up with the Tenet System have been few. The main negative reason is that accounting staff of these enterprises are older and not familiar with computer operation skills. Additionally, some enterprises do not understand our fees and charges. User resistance has also resulted from existing clients opting out of Tenet agreements in favor of free internet tax reporting systems.

To date the national tax bureaus in Dalian and Yingkou are the only bureaus that have issued approvals for commercial taxpayers to use the Tenet system. Such approvals are ongoing. Dalian Beigang retains 100% of all taxpayer-client fees paid by tax payers in Dalian.

According to the local pricing policies of the Dalian People’s Government, pricing of the Tenet system was subject to approval of the Dalian Commodity Price Bureau. The price then approved by the Price Bureau was RMB 1,200 Yuan for each user and Dalian Beigang collected 1,200 Yuan from all subscribers in the first year. As required by the Dalian National Tax Bureau, the rate was reduced by 20% each year until it became 50% of that for the first year, i.e. 600 Yuan each year.

Developing market acceptance for our products and services will require substantial marketing and sales efforts and the expenditure of a significant amount of funds. We cannot assure you that we can successfully develop or position our products or services. We also cannot assure you that any marketing efforts we undertake will result in increased demand for or market acceptance of our products and services.

Competition could have a materially adverse effect on our business.

In the tax filing and online payment market, the barriers to entry are large but can be overcome. Dalian Beigang’s Tenet System is sophisticated but given adequate allocation of resources for development costs, lead-time, and the appropriate network a competitor could develop comparable software applications. The advent of free, online Internet payment systems also poses competitive threats to Tenet. Free Internet tax declaration systems have emerged in some cities in China over the past three years. Although their security is poor as compared to Intranet systems, such systems are free and easy to promote, being highly attractive to tax bureaus in different Chinese cities. When Dalian Beigang promotes the Tenet System, sales personnel have found that the national tax bureau offices give attention to such “free” Internet tax declaration methodologies while recognizing the security and reliability and user services systems of the Tenet System.

Any tax filing system must be approved by the National Tax Bureau and, given the right network, adoption of a Tenet- like system by a National Tax Bureau office is possible. A National Tax Bureau office would not likely approve more than one on-line system to be used locally as it could compromise the integrity of that Tax Bureau office system. In addition, each taxpayer that has entered into an agreement with Dalian Beigang to use the Tenet system is bound by the agreement they have entered into with Dalian Beigang. In China, a commercial taxpayer is defined as an independent corporate enterprise with annual sales of over RMB 1.8 million Yuan, ($219,000 US), which becomes a subject under particular monitoring by the national tax authority.

All enterprises involved in tax declaration using the Tenet system must sign a Use Agreement with Dalian Beigang. The agreement is valid for one year and is renewable. The agreement calls for the full year’s service fee to be paid at commencement. Cancellation by the taxpayer – client results in loss of any remaining unused fee portion.

There are a number of software companies that have programs designed to automate the reporting process but none are linked to banks to handle direct online payment of Federal taxes. There are a number of Chinese software companies that can create a tax declaration solution and become a partial competitor in theory.

Management is unaware of any competitive product such as Tenet that provides both online tax reporting and actual payment features. Management estimates approximately 10 systems providing only online tax reporting. Management is not currently aware of any tax filing and on line payment system competitor that provides an online tax declaration and payment method with a comprehensive security system. However, Dalian Beigang expects strong competition in the mid-term. We estimate that there are approximately 10 Chinese companies which currently offer software systems that allow taxpayers to file their tax filing data online to their local national tax bureau office. Examples of potential significant competitors are Digital China Holding Co., Ltd. (www.digitalchina.com); Sunyard System Engineering Co., Ltd. (www.sunyard.com); Inspur Group Inc. (www.langchao.com); and China National Software and Service Co., Ltd. (www.css.com.cn). We understand that they are engaged in developing systems that include additional features besides simply data reporting only. The China Government is now stressing open government affairs and requiring authorities to establish electronic websites for government affairs. This is no exception with the Dalian National Tax Bureau office, which has created an open website including a free tax declaration window. The tax declaration windows of national tax bureau offices are only for image demonstration, and are not used as a main channel of tax declaration. Free tax declaration systems offer a similar function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet system as at December 31, 2007, has dropped since year end 2005. We do not expect strong competition locally in Dalian from comparable on line filing and payment systems. We do however expect competition from “on line reporting via intranet” systems which are viewed as safe. We believe that other city tax bureaus will be receptive to Tenet being installed and offered in their cities.

Risk Factors Relating to the Company’s Colorstar Industry

The requirement for additional financing will affect future profitability.

Currently the Company uses its existing cash resources to finance construction of Colorstar test units. We anticipate that our current sales and marketing efforts will result in agreements being entered into under which we will be required to provide Colorstar units for partner retail locations, Since we intend to maintain ownership of all Colorstar units at all times, we must fully finance all manufacturing, assembly and operating costs. Our current banking arrangements will not cover such needs, however we are in discussions with a number of other Chinese banking entities regarding a 100% inventory financing program for orders-in –hand. We are confident that such bank financing will materialize. In the event that it does not, then we will be forced to implement a program whereby we sell the Colorstar units for a fee and then charge an ongoing monthly fee to operate such units on behalf of the purchasers. Alternatively we would scale back proposed Colorstar operations which would have a serious negative effect on planned operations and on the financial health of the Company.

Our Systems May Experience Operating Difficulties as The Number of Colorstar Kiosks Increases.

To date we have had a number of units installed in the Dalian, China area which have been subject to constant and ongoing consumer usage for over six months. The current model unit has achieved the performance levels which we have set and we have concluded that the unit has reached a commercial stage. However, once we start producing units in volume and we start subjecting our server units to increasing unit and transaction volumes, we could expect operational issues may develop that could seriously impact our financial performance and ability to enter into further agreements or franchise-type arrangements. Our historical expertise in developing the Tenet system, with its online security and access systems, makes us confident that we have the expertise to correct any issues that may arise from Colorstar unit operations.

Security Issues related to cash Controls and Debit/Credit card handling procedures Could Negatively Affect Profitability.

Our planned Colorstar business will entail the installation of many individual Colorstar kiosks, each installed remotely from our central server, and each located in a separate retail location. Users will be paying for transactions with cash, bank debit cards or credit cards. We must ensure that our security systems adequately provide for payment transactions to be handled correctly and that auditable cash handling procedures are implemented at each location. Our online server, to which each Colorstar kiosk is connected at all times, has systems built in which will indicate actual cash and debit-credit card payments and when such payments were picked up-collected. We are confident that our expertise in development of Tenet systems has provided us with the expertise to develop and implement any and all security related issues required for the Colorstar network.

Component failures in Kiosk manufacture Could result in Field Location Financial problems.

Our manufacturing process for Colorstar kiosk assembly and production includes a comprehensive and detailed quality control program which has been designed to ensure that all units are fully operational when shipped. Since each unit is connected to our central server at all times, we expect that any field malfunctions will be immediately identified. The Company will establish a field service team whose responsibility will be to address any repair and maintenance issues as soon as they arise.

Introduction of Colorstar into North America and Elsewhere Could be restricted Due to Local regulatory Compliance issues.

Currently we have two Colorstar units located in Vancouver, Canada where they are being analyzed to determine any and all issues that could affect performance and regulatory compliance if the units were to be introduced into the North American marketplace. We expect that such analysis will be completed by second quarter 2008, after which the North American Colorstar business plan will be finalized.

Competition could have a materially adverse effect on our business.

In China, we expect that stand alone digital photo kiosks produced by other manufacturers will be introduced into the marketplace soon. Management`s assessment of potential market demand is such that competition is inevitable and likely from significant players such as Kodak, Sony and others. Our plan is to aggressively approach the geographical markets that we have expertise in and to establish operating relationships with large partners, who have retail locations located in areas where we currently do not conduct business. Based on our market research to date, we believe that Colorstar units are more cost efficient and provide higher quality photo products that all other photo production units currently on the market. Hence, we believe that we will have a significant competitive advantage in our planned expansion in China. In North America, we are currently analyzing Colortar units to confirm regulatory compliance and user acceptance in the United States and in Canada. Once that analysis is completed, we will then finalize our business plan for that market.

Resistance by users towards our products could negatively affect our revenues and profits.

Consumers may not find value in Colorstar units such that average usage numbers are below break-even levels. Based on usage figures of test units installed, we believe that our projected 35% usage figure is reasonable and achievable. Because of the cost effectiveness of the design and production process, we could lower user selling prices if required, although to date, consumer response has indicated that our price point is acceptable to the market.

Intellectual Property Protection May be Inadequate to Protect Us from Competitive Intervention.

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in China, in the United States and elsewhere. We have filed for patent protection in China and certain other countries to cover proprietary design aspects of our Colorstar products.

These patent applications are under review by the Chinese Patent Office and, to date, we have not been issued any patent approvals in China or elsewhere. No assurance can be given that any patents relating to our existing technology will be issued from any patent offices; that we will receive any patent approvals in the future based on our continued development of our technology; or that any patent protection, once approved, will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risk Factors Relating to the Company’s Capital Stock

There is no significant trading market for our common stock as yet and if a market for our common stock does not develop, our investors will be unable to sell their shares.

We currently have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the trading symbol NPCA. The trading market for our common stock has not yet developed to any significant level. We cannot provide our investors with any assurance that a significant public market will materialize for our common stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Risks of Dilution in New Stock Issuance.

We intend to approach potential funders, investors and brokerage firms to assist in raising a minimum of $500,000 over the next 12 month period. Such investment, if available at all, will result in dilution of our existing shareholder’s holdings. Such dilution percentage could vary dependent upon our acceptance in the investment community as against other investment opportunities available. We anticipate that such financing would result in new share issuances of at least 1,000,000 shares. We` are authorized to issue up to 100,000,000 common shares of which only 27,500,000 are currently issued.

Downward pressure on our product pricing from government price bureaus will have a material effect on our business.

Price levels for taxpayer use of Tenet are initially set by each local Pricing Bureau which sets the maximum price for taxpayers to use the Tenet System or other systems. There is no assurance that each Local Price Bureau will agree to the prices Dalian Beigang has set nor that fees will not change as time goes by. All consumer products require pricing bureau approval on list prices when initially offered.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. Based upon the registration of stock in our registration statement, selling stockholders may be reselling up to 50.1% of the issued and outstanding shares of our common stock as at December 31, 2007. As a result, a substantial number of our shares of common stock which have been issued may be available for immediate resale when any significant market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Selling shareholders may impact our stock value through the execution of short sales which may decrease the value of our common stock.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their registered shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Short sales are transactions in which a selling shareholder sells a security it does not own. To complete the transaction, a selling shareholder must borrow the security to make delivery to the buyer. The selling shareholder is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the selling shareholder. If the underlying security goes down in price between the time the selling shareholder sells our security and buys it back, the selling shareholder will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the selling shareholder will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The selling shareholders could short the stock by borrowing and then selling our securities in the market. Because the selling shareholders control a large portion of our common stock, the selling shareholders could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could impact the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

Our North American executive office consists of approximately 100 square feet of temporary space and is located at Suite #4200, 601 Union Street, Seattle, Washington, 98101. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

In Dalian, China, as at December 31, 2007, we lease approximately 557 square meters under two different lease agreements. We use these facilities for all corporate activities as well as Tenet production, design and training functions. The leases on these facilities have been renewed and now terminate in 2009 and the aggregate monthly rent is $2320. Subsequent to December 31, 2007, we also leased a further 1000 square meters of production and manufacturing space for our Colorstar operations. This lease, located nearby to the existing building, also expires in 2009 and has a monthly lease rate of $1922.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Common Stock

Our common stock commenced trading on the NASD OTC Bulletin Board on January 16, 2008 under the symbol “NPCA.” During 2007 there was no formal market for our shares.

Holders of Common Stock

As of December 31, 2007, we had approximately 149 shareholders of record for our common stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Recent Issuances of Unregistered Securities

We did not undertake any sales of unregistered securities during the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

The Company currently has no equity compensation plan in place for its employees, consultants or directors.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is our historical financial data with respect to the fiscal years ended December 31, 2007, 2006, 2005, and 2004. The information is only a summary. This information has been derived from, and should be read in conjunction with, our historical Unaudited Condensed Consolidated Financial Statements and Consolidated Financial Statements and related notes beginning on page F-1 and the section entitled "Management's Discussion and Analysis" beginning on page 26.

Selected Historical Financial Data

	As of and for the Year Ended December 31,
	2007	2006	2005	2004

Total revenues	$236,981	$382,309	$706,923	$-
Income (loss) from operations	$(400,922)	$(161,932)	$93,371	$(16,926)
Net income (loss)	$(435,901)	$(186,571)	$58,283	$(17,851)

Net income (loss) per share: basic	$(0.02)	$(0.01)	$0.00	$0.00
Wt. Avg. shares outstanding: basic	26,500,000	26,500,000	26,500,000	25,000,000

Net income (loss) per share: diluted	$(0.02)	$(0.01)	$0.00	$0.00
Wt. Avg. shares outstanding: diluted	26,500,000	26,500,000	26,500,000	25,000,000

Total assets	$367,656	$118,326	$235,123	$-
Long-term debt including capital lease,
obligations, net of current portion	$100,000	$-	-	$-
Shareholders' equity/deficit	$(747,901)	$(314,363)	$(127,505)	$(16,926)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2008 as we anticipate through greater market penetration within China and possible introduction of our Colorstar technology into the United States and operating and other efficiencies and to otherwise manage our planned rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for our Colorstar products, (iv) characterization of our market by new products and rapid technological change and an ability to adapt to the same; (v) our ability to compete against other companies that have greater economic and human resources than we do; (vi) our dependence on key personnel; (vii) our ability to attract and retain quality employees; (viii) ) our dependence on manufacturers and suppliers; (ix) our ability to protect technology through patents; (x) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xi) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (xii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2008; (xiv) our non-payment of dividends and lack of plans to pay dividends in the future; (xv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the current holders of our common stock; (xvii) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

Since inception of our Chinese subsidiary, we have been primarily engaged in the commercial tax filing software systems business, with operations located in Dalian city in Liaoning province in northeast China. Since

2005, we have also undertaken a research and development program of a proprietary digital photo processing technology, (`Colorstar`), which has now been commercialized in a kiosk format. The technology has been developed as a “platform”, thus allowing additional applications to be developed for the kiosk technology besides the photo processing use. Very preliminary revenues have been generated in 2007 and we anticipate a number of agreements with retail store partners to develop in 2008. Subsequent to December 31, 2007, we entered into an agreement on March 1, 2008 to supply and operate a total of 564 Colorstar kiosks in conjunction with China Netcom, a significant Chinese telecom company. A form 8K was filed on March 6, 2008 regarding this agreement signing.

Results of Operations-
Fiscal Year Ended December 31, 2007 Compared to Fiscal year Ended December 31, 2006

The Company currently operates its business exclusively through its Chinese subsidiary. Dalian Beigang has two businesses; one being a business of providing platforms to customers in Dalian China for electronic filing of federal tax returns and payment of taxes(Tenet), and a second being the supply and operation of stand alone, digital photo processing kiosks in partnership with retail locations, either by way of license or franchise-type arrangements. Revenues for Tenet take the form of annual fees paid by new and renewing subscribers. We provide services to our customers based on fixed-price contracts. We recognize services-based revenue from all of our contracts when the service has been performed, the customer has approved the completion of services and an invoice has been issued and collectability is reasonably assured. Revenue received by us for future services not yet performed is deferred. Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis.

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same. The Company evaluates segment performance based on income from operations. Overall the Company showed increased administrative and general expenses combined with reduced Tenet revenues. The result was increased net losses and an increase in our negative working capital position.The following is a summary of the Company’s segment information for the years ended December 31, 2007 and 2006:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2007
Revenues	$234,763	$2,218	$236,981
Gross profit (loss)	132,322	(8,155)	124,167
Net loss from operations	(147,281)	(152,960)	(300,241)
Total assets	74,409	310,474	384,883
Depreciation and amortization	36,427	10,424	46,851

2006
Revenues	$382,309	$-	$382,309
Gross profit	167,963	-	167,963
Net profit (loss) from operations	686	(125,146)	(124,460)
Total assets	118,326	-	118,326
Depreciation and amortization	56,567	-	56,567

	Year ended December 31,
	2007	2006

Total net loss for reportable segments	$(300,241)	$(124,460)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(106,545)	(44,459)
Others	(29,115)	(17,652)
	$(435,901)	$(186,571)

Revenues/Sales

Revenues for the year ended December 31, 2007, were $236,981 as compared to $382,309 during the previous fiscal year ended December 31, 2006. The fee schedule for new Tenet subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, a significant number of subscribers reached the 50% fee level which reduced corporate revenues. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city. During 2007 our Dalian subscriber base increased by only 19 although our existing subscriber base remained constant. New subscribers pay annual fees of 1200 Yuan and thereafter, the annual fees incrementally decrease over three years until they reach a base of 600 Yuan per annum, or 50% of year one annual fees.

Because the Company has had insufficient working capital to actively promote non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers), and 8,581 as at December 31, 2007(which included 19 new subscribers). As described elsewhere, the Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

The fee schedule for new Tenet subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, a number of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of 1,656 subscribers in Dalian since December 31, 2005, many of which had been year one and two level subscribers. Revenues of Dalian Beigang from Tenet operations are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city. The new subscriber rate has been less than those that have cancelled their subscriptions. New subscribers pay annual fees of 1,200 Yuan and thereafter, the annual fees incrementally decrease over three years until they reach a base of 600 Yuan per annum, or 50% of year one annual fees.

During 2007 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that this latest Colorstar model met all operating conditions established by management and had reached a commercial stage.

Revenue Recognition

Revenues are received upon execution of new Tenet subscription contracts. Annual fees are paid in advance and are 1,200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at December 31, 2007, Dalian Beigang had a total of 8,581 subscribers which reflected a net gain in subscribers of 19 during the year and a loss of 1,656 as compared to the number as at December 31, 2005.

In Yingkou, a joint venture Tenet operation is operated by Lenovo Corporation and there were 948 subscribers as at December 31, 2007, which was the same number as at December 31, 2006, and compared to 880 as at December 31, 2005. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang receives 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

All fees are paid annually in advance. Access to the Tenet system requires password usage which is altered annually at renewal dates. Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed.

Customer credit worthiness and bad debts are not material issues in the business. Inflation has not materially affected us during the past fiscal year. Our business is not seasonal in nature.

Selling, General and Administrative Expenses.

General and administrative expenses were $406,306 in 2007, as compared to $186,261 in 2006; an increase of 220%. This increase was primarily a result of the costs incurred to obtain a public listing for our common stock- primarily legal and audit costs. In addition, during the year we added administrative staffing for the Colorstar project, which also added to the overall general expenses. Research and development expenses were $100,822 in 2007 as compared to $125,146 in 2006. Losses from operations were $400,922 in 2007 as compared to losses of $161,932 in 2006 with the loss due primarily to the public listing costs, reduced new Tenet subscribers, reduced annual fees for Tenet renewal clients and increased support costs in anticipation of the Colorstar product launch. After consideration for miscellaneous expenses of $34,979 in 2007 and $ 3,730 in 2006, net (loss)/profit for the comparable year periods of 2007 and 2006 were ($435,901) and ($186,571) respectively.

Gross profit (loss) for fiscal year 2007 reflected an unfavorable change of $43,796 compared to fiscal year 2006. Gross profit as a percentage of revenues increased from 43.9% in fiscal year 2006 to 52.3% in fiscal year 2007. The unfavorable change in gross profit (loss) was due primarily to the decreased numbers of new subscribers as described above and resultant reduction in revenues.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2007 and 2006 were $100,822 and $125,146 respectively. We will continue to incur such product development costs as we develop additional applications for the technology.

Payroll and Employees Benefits Expense

The full time Chinese employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $11,851 and $24,670 for the years ended December 31, 2007 and 2006, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

We are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP.

The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The Company has made no appropriations to the statutory reserve funds after 2004 because the reserve exceeded 50% of its registered capital after the 2003 appropriation.

Depreciation

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	5 Years

The following is a summary of property and equipment at December 31:

	2007	2006

Motor vehicles	$145,657	$153,802
Color printing machine	88,475	-
Furniture and office equipment	117,996	177,116
Construction in progress	191,915	-
	544,043	330,918
Less: accumulated depreciation	198,348	244,953
Property and equipment, net	$345,695	$85,965

Depreciation expense for the years ended December 31, 2007 and 2006 was $46,851 and $56,567 respectively.

Net Income (Loss) and earnings (Loss) per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed on a similar basis to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2007 and 2006.The increase in loss per share was primarily the result of increased administrative costs related to legal and audit requirements as components of the public listing process for our common shares.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,026,301 at December 31, 2007 as compared to an accumulated deficit of $590,400 at its year end of December 31, 2006. The Company’s current liabilities exceed its current assets by $993,596 and the Company used cash in operations during the year period ended December 31, 2007 of $374,893. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing additional funding and potential merger and acquisition candidates and strategic partners; any of which would enhance stockholders’ investment. In January 2008 our common stock came to trade on the OTC Bulletin Board and management believes that this listing will enhance our ability to raise new equity financing.

As of December 31, 2007, a stockholder loaned $669,383 to the Company as unsecured loan and imputed interest is computed at 7% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of December 31, 2007, a stockholder loaned $107,995 to the Company as short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $32,173 and $3,344 for the years ended December 31, 2007 and 2006 respectively. In addition, the Company has a note payable in the amount of $109,376 to a third party, interest free, secured by plant and equipment owned by a third party and guaranteed by a stockholder, with no fixed repayment date.

Contractual cash commitments for the fiscal years subsequent to December 31, 2007, are summarized as follows:

We lease office spaces from third parties under two operating leases which expire on January 31, 2008, and March 9, 2008, respectively, at a monthly rental of $713 and $1,607 respectively. As of December 31, 2007, the Company has outstanding commitments of $3,927 with respect to the above non-cancelable operating leases, which are all due in 2008. As of March 25, 2008, both of these lease arrangements have been renewed for an additional year lease.

For the year ended December 31, 2007, our cash and cash equivalents decreased by $10,528 to $13,934. The decrease in cash was due primarily from increased expenditures related to ongoing development of the Colorstar project.

With respect to our Tenet operation, we must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and competitive systems in Dalian are not likely given the issues of compatibility and potential problems with different interfaces. As of December 31, 2007, Beigang had 8,581 subscribers of a total potential market of 35,000 business enterprises in Dalian alone. It is our intention to expand our sales efforts towards new Tenet subscribers and to approach local funders and lenders. We also anticipate raising minimum funding of $500,000 over the next twelve months and that such funding would involve the issuance of stock.

As reflected in the accompanying financial statements, we had an accumulated deficit of $1,026,301 at December 31, 2007. Our current liabilities exceed our current assets by $993,596 and during the year period, we used cash in operations of $374,893. Our auditor commented that these factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar and Tenet operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial conditions and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at December 31, 2007, a total of $55,979 was classified as deferred revenue.

Substantially all of the Company’s revenue is generated from the sale of electronic tax filing service contracts and color photo printing services. The Company recognizes revenue from the sale of electronic tax filing service contracts and color photo printing services under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition, where persuasive evidence of an arrangement exists; the service is rendered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled.

The Company provides electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers are billed on approval of the contracts and based on the terms included in the contracts. Revenue is recognized rateably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed is deferred. On early termination of the contracts, the fees received in advanced will be refunded to the customers.

Revenue from the sale of color photo printing services is derived from affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales were $1,403 and $0 for fiscal 2007 and 2006, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices were $815 and $0 for fiscal 2007 and 2006, respectively.

Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

Foreign currency translation

Northport Capital and Dalian Beigang maintain their accounting records in their functional currencies of US$ and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of Dalian Beigang (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The translation loss recorded for the years ended December 31, 2007 and 2006 was $29,810 and $2,030 respectively.

Valuation of Inventories

In our Tenet business, we have minimal inventories on hand since the business entails online access to our systems. Inventory typically takes the form of brochures and training manuals for potential new subscribers. For Colorstar, it is our intention to continue to own all units and to enter into agreements with business partners to place kiosks in their retail facilities, with all operational management to be handled by us, and for revenues to be split on an 85-15 percent basis between us and the agreement partner.

Our Colorstar manufacturing process will add all inventories into assets rather than revenue based inventories because of our strategy to maintain ownership of all kiosks at all times.

Impairment of Long-Lived Assets and Long-Lived Assets of which to be Disposed

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

Disclosure about Fair value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instrument is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgments, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

Trade accounts receivable, other receivables, accounts payable, other payables and accrued liabilities, notes payable and due to stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

Income and Other Taxes and Obligatory Payments

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Northport Capital was incorporated in Colorado State in the United States and has incurred net operating loss for income tax purposes for 2007 and 2006. Northport Capital has net operating loss carry forwards for income taxes amounting to approximately $244,000 as at December 31, 2007 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2007 and 2006 was $83,084 and $61,062 respectively. The net change in the valuation allowance for 2007 was an increase of $22,022.

Dalian Beigang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The Company being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15%. The income tax expense for 2007 and 2006 was $0 and $20,909 respectively.

In addition, the business in China has a number of other mandated tax requirements.

The Company’s PRC subsidiary is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

The Company made no appropriations to the statutory reserve funds after 2004 because the reserve exceeded 50% of its registered capital after the 2003 appropriation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 of which the effective date delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . Under EITF 07-3, non-refundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements . The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent . The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

We disclosed all figures in US dollars other than the disclosures on annual fees paid by Tenet subscribers.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains cash and cash equivalents which consist of cash, money market funds and certificates of deposit with financial institutions. Due to the conservative nature and relatively short duration of our cash and cash equivalents, interest rate risk is mitigated.

We currently maintain no short-term investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTAL DATA.

The financial statements of the Company are included following the signature page to this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, has evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Exchange Act, as of this annual report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our President and Chief Executive Officer, Zhao Yan, and our Dalian Beigang Chief Financial Officer, Zi Feng Liu, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of our Chief Executive Officer and the Dalian Beigang Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Company’s Chief Executive Officer and our Dalian Beigang Chief Financial Officer identified one material weakness in our Company’s disclosure controls and procedures as of December 31, 2007, We will state that, other than this one issue, the disclosure controls and procedures as at

December 31, 2007 were effective and we concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

During the year we installed and implemented a custom software program known as “Northport Office Anywhere- 2007”, which was custom designed for us by Lenovo Corporation. The system provides us with a complete document edit and control function and requires authorized approvals prior to any financial transaction or entry being concluded. Our test procedures concluded that the system now installed and operating, is fully functional and provides us with an acceptable process of accounting and financial control so as to ensure correct financial reporting.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s Report on Assessment of Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting other than we identified one material weakness with respect to financial reporting; being the incorrect reporting of our common share par value in our financial statements prior to December 31, 2007. The Company determined that it had misstated the par value of its shares in common stock in connection with the Company’s four-for-one forward split of April 28, 2004; specifically, the Company incorrectly reduced the par value of its shares from $0.001 to $0.00025 and recorded the difference as additional paid-in capital when, in fact, the par value of the Company’s shares was retained at $0.001 and no such additional paid-in capital existed. Accordingly, the 2006 and 2005 Financial Statements as originally disclosed could no longer be relied upon.

This incorrect disclosure was not confirmed prior to January 18, 2008 when the error was confirmed by the Board of Directors of the Company who determined that it should restate its financial statements and other financial information for its fiscal years ended December 31, 2006, and December 31, 2005. Subsequently a form 10-QSB/A was filed on January 28, 2008 which amended the financial statements and notes thereto as filed in our Form 10-QSB for the reporting period ended September 30, 2007. In addition, a Form 8-K was filed on February 4, 2008 which included amended audited financial statements for the years ended December 31, 2005 and December 31, 2006. The restated 2006 and 2005 Financial Statements correctly record the Company’s common stock at its par value of $0.001. This weakness resulted from our failure to collate our minute book information with the audit support documentation . We have reviewed all other minute book items and confirm that this issue was a one- off item. This reporting weakness was identified and corrected prior to the completion of our year end audit for the period ended December 31, 2007 and prior to any public disclosure of our full year 2007 results.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control, over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Our management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers:

Name	Age	Position with Company

Yan Zhao	54	Chairman of the Board, Chief Executive Officer

Zhong Bo Jia	54	Vice President and Director

James Wang	56	Director and Secretary

Yan Zhao – Chairperson and President

Yan Zhao is Chairperson and President of Dalian, China based, Dalian Beigang Information Industry Development Co. Ltd., which she co-founded in 1997. Prior to 1997, she spent five years as general manager of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1992, she was general manager of the Dalian Post and Telecommunication Bureau. Yan Zhou is a 1976 Bachelor of Science graduate of Chang Chun Post and Telecommunications College. She became President and director of Northport in April 2004.

Zhong Bo Jia – Vice President and Director

From 1992 until co-founding Dalian Beigang Information Industry Development Co. Ltd. in 1997, Mr. Jia was President of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1973 and from 1977 to 1992, he was with the Dalian Post and Telecommunication Bureau as Vice General Manager. Mr. Jia is a 1977 Bachelor of Science graduate from Beijing Post and Telecommunication University. He became a director of Northport in April 2004.

James Wang – Director and Secretary

James Wang, a Canadian citizen, has experience in business in both Canada and the US in areas of distribution and technology. Since 2001 and over the past five years, he has devoted his time and efforts with Dalian Beigang as a marketing consultant. He has been extensively involved in assisting the management of the Dalian business in aspects of their core business and also assisting the Company in planning a US share listing. He became a director of Northport in April 2004. In February 2006, he changed his legal name from Richard Wang to James Wang.

Directors

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive cash compensation for serving as such.

Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company except Yan Zhao and Zhong Bo Jia who are husband and wife.

Section 16(a) beneficial ownership reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2007, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2007.

Audit Committee

The Company’s Audit Committee consists of the President, the Vice President and the CFO of the Company’s Chinese subsidiary.

Promoters

By virtue of their activities in founding and organizing the Company, as well as their beneficial ownership of its voting securities, Yan Zhao, Zhong Bo Jia and James Wang may be deemed to be "promoters" of the Company.

Related Party Transactions

None.

ITEM 11-EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation for the last fiscal ending year on December 31, 2007, awarded to, earned by, or paid to the persons serving as the Company’s principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

				Option			All Other	Total
		Base Salary	Bonus	Awards	Non-Equity		Compensation	Compensation
Name,					Incentive Plan	Change in
		$	$	$	Compensation	Pension	$	$
Principal						Value and
Position	Year	(1)	(2)			Nonqualified

Yan Zhao,	2006	$17,560.98	-0-	-0-	-0-	-0-	-0-	$17,560.98
Chairperson, President	2007	$18,227.48						$18,227.48

Zhong Bo Jia,	2006	$11,707.32	-0-	-0-	-0-	-0-	-0-	$11,707.32
Vice President	2007	$15,189.87						$15,189.87

James Wang,	2006	-0-(5)	-0-	-0-	-0-	-0-	-0-	-0-(5)
Secretary	2007	-0-						-0-

(1) Executives residing in China, receive compensation in Chinese Yuan. The U.S. Dollar amounts expressed above have been derived using an exchange rate of $1.00 = 7.9 Yuan.

(2) There are no employment agreements or any other arrangements currently in place whereby the Company’s executive officers receive compensation in the form of bonuses, options or other compensation under non-equity incentive plans.

(3) There is no formal pension plan currently in place for the Company’s executives or employees other than pension plans required by law for Chinese staff.

(4) The Company has not paid any other compensation to its executives.

(5) During the 2006 and 2007 fiscal years, Mr. Wang did not receive any compensation for his duties as secretary of the Company.

Employment Agreements with Our Executives and Employees

Currently, employment agreements are in place with all of the Company’s China based executives and employees No other arrangements exist whereby our executive officers would receive compensation in the form of bonuses, options or other compensation under non-equity incentive plans. Furthermore, no pension plan is currently in place for the Company’s executives or employees other than as required by law for China based executives.

The Company did not offer a pension plan during fiscal year 2007 other than as required by law for China based staff. The full time Chinese employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $11,851 and $24,670 for the years ended December 31, 2007 and 2006, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Employment Bonus Compensation

The Company did not offer any employment bonuses during fiscal year 2007.

Outstanding Equity Awards at Fiscal Year End

The Company did not offer any equity options during fiscal year 2007.

Director Compensation

The Company did not enter into any director compensation arrangements during the fiscal year 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, the Company’s outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s Common Stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

NAME	SHARES OWNED	PERCENTAGE OF SHARES OWNED AS AT DECEMBER 31, 2007
Zhao Yan	5,750,000	21.7%
Zhong Bo Jia	3,375,000	12.73%
James Wang	2,239,120	8.45%
All Executive Officers and Directors	11,364,120	42.88%

As a Group

The Company is not aware of any arrangement which might result in a change in control in the future. The addresses of the principal shareholders are:

Zhao Yan:
7th Floor, 21 Huabin Street
Xigang District
Dalian, Liaoning Province, China

Zhong Bo Jia:
Room 504, 32 Kang Zhuang Street
Bai Yun Xin Chun
Xigang District, Dalian, Liaoning Province, China

James Wang:
#4200, 601 Union Street,
Seattle, Washington, 98101

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management, Promoters and Others.

We have not entered into any transactions with our directors, executive officers, any promoter or founder, or beneficial owners of our common stock. All of our Chinese directors, officers and employees have entered into employment agreements with the Company’s wholly owned Chinese subsidiary, as is required by Chinese labor laws.

Contribution from Shareholder

Since 2005, our President, who owns a condominium unit located in western Beijing city, has provided such facility to the Company for its use at no charge.

Director Independence

None of the members of our Board of Directors are considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed or expected to be billed to us by Jimmy C. H. Cheung and Co. for the audit of the financial statements for the fiscal years ended December 31, 2007 and 2006 and for review of registration statements, quarterly reports on Form 10-QSB and annual reviews on Form 10-K/10-KSB for the same fiscal years totalled $52,000 and $41,000, respectively.

Financial Information Systems Design and Implementation Fees

We did not engage Jimmy C. H. Cheung and Co .to provide advice regarding financial information systems design and implementation during the last fiscal year.

Tax Fees

Fees billed or expected to be billed to us by Jimmy C. H. Cheung and Co. for all other non-audit services, including tax-related services, provided during the last two fiscal years totalled $0and $0, respectively.

All Other Fees

For fiscal years 2007 and 2006, Jimmy C. H. Cheung and Co. did not bill any fees for any other non-audit services rendered to us.

Audit Committee

The audit committee meets prior to filing of any Form 10-Q or 10-K to approve those filings. The policy of our audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent public accountants (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13 (a) of the Securities and Exchange Act of 1934. All fees paid by the Company to our auditors were pre-approved by the audit committee.

PART IV

ITEM 15.EXHIBITS

2.1	Equity Transfer Agreement, dated June 23, 2005, among the Company and the four shareholders of Dalian Northport Information Industry Development Company Limited (1)

2.2	Amendment to Equity Transfer Agreement dated January 16, 2006 among the Company and the four shareholders of Dalian Northport Information Industry Development Company Limited (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (1)

3.3	Bylaws (1)

10.1	Agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Services Co., Ltd. (2)

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of CFO*

32.1	Section 1350 Certification of CEO*

32.2	Section 1350 Certification of CFO*

99.1	Approval of TENET by Dalian National Tax Bureau (3)

99.2	Approval of TENET by Dalian City Planning Commission (3)

99.3	Approval of TENET by Dalian Information Industrial Bureau (3)

99.4	Certificate for High-Tech Enterprise by Dalian People’s Governmental Science & Technology Commission (3)

99.5

Dalian Daily, Friday, July 13, 2001, Zhi Bin Dong (regarding Dalian National Tax Bureau Adoption of Dalian Beigang Information Industry and Development Co., Ltd. intranet system to file and to pay federal taxes in Dalian) (3)

(1)	Previously filed as an exhibit to our registration statement on Form SB-2 filed on September 14, 2006.

(2)	Previously filed as an exhibit to our amended registration statement on Form SB-2/A filed on December 14, 2006.

(3)	Previously filed as an exhibit to our amended registration statement on Form SB-2/A filed on February 14, 2007.

*	Filed herewith

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT CAPITAL, INC.,
a Colorado corporation

By:	/s/ Zhao Yan
Zhao Yan
President and Chief Executive Officer

          Each person whose signature appears below authorizes Zhao Yan to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

          In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Zhao Yan	March 28, 2008
Zhao Yan, Director and Chief Executive
Officer

/s/ Zhong Bo Jia	March 28, 2008
Zhong Bo Jia, Vice-President and
Director

/s/ James Wang	March 28, 2008
James Wang, Chief Financial Officer
and Director

NORTHPORT CAPITAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

NORTHPORT CAPITAL INC.

Jimmy C.H. Cheung & Co
Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Northport Capital Inc.

We have audited the accompanying consolidated balance sheets of Northport Capital Inc. and its subsidiary company as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficits and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northport Capital Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company had a net loss of $435,901, an accumulated deficit of $1,026,301 and a working capital deficiency of $993,596 and used cash in operations of $374,893. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 8, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong

Tel: (852) 25295500 Fax: (852) 28651067

Email: jimmycheung@jimmycheungco.com

Website: http://www.jimmycheungco.com

NORTHPORT CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$13,934	$24,462
Prepaid expenses and other current assets	8,027	7,899

Total Current Assets	21,961	32,361

PROPERTY AND EQUIPMENT, NET	345,695	85,965
TOTAL ASSETS	$367,656	$118,326

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Accounts payable	$549	$-
Other payables and accrued liabilities	170,797	114,959
Due to stockholders	677,378	80,333
Note payable	109,378	102,335
Other taxes payable	1,476	1,876
Deferred revenue	55,979	133,186

Total Current Liabilities	1,015,557	432,689

LONG-TERM LIABILITIES
Due to a stockholder	100,000	-

TOTAL LIABILITIES	1,115,557	432,689

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICITS
Common stock, $ 0.001 par value, 100,000,000 shares authorized,
26,500,000 shares issued and outstanding as of
December 31, 2007and 2006	26,500	26,500
Additional paid-in capital	160,634	128,461
Retained earnings (Accumulated deficits)
Unappropriated	(1,026,301)	(590,400)
Appropriated	129,897	129,897
Accumulated other comprehensive loss	(38,631)	(8,821)
Total Stockholders' Deficits	(747,901)	(314,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICITS	$367,656	$118,326

The accompanying notes are an integral part of these financial statements

F-2

NORTHPORT CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

	2007	2006

NET SALES
Provision of platform for electronic
filing of tax returns	$234,763	$382,309
Color photo printing	2,218	-
Total net sales	236,981	382,309

COST OF SALES
Provision of platform for electronic
filing of tax returns	(102,441)	(214,346)
Color photo printing	(10,373)	-
Total cost of sales	(112,814)	(214,346)

GROSS PROFIT	124,167	167,963

OPERATING EXPENSES
General and administrative expenses	406,306	186,261
Research and development expenses	100,822	125,146
Depreciation	17,961	18,488
Total Operating Expenses	525,089	329,895

LOSS FROM OPERATIONS	(400,922)	(161,932)

OTHER INCOME (EXPENSES)
Other income	331	5,479
Interest income	195	109
Imputed interest income on due from a stockholder	-	1,601
Imputed interest expense on due to stockholders	(32,173)	(3,344)
Loss on disposals of property and equipment	(3,332)	(5,931)
Other expenses	-	(1,644)
Total Other Expenses, net	(34,979)	(3,730)

LOSS FROM OPERATIONS BEFORE TAXES	(435,901)	(165,662)

INCOME TAX EXPENSE	-	(20,909)

NET LOSS	$(435,901)	$(186,571)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(29,810)	(2,030)

COMPREHENSIVE LOSS	$(465,711)	$(188,601)

Net loss per share-basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the year-basic and diluted	26,500,000	26,500,000

The accompanying notes are an integral part of these financial statements

F-3

NORTHPORT CAPITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICITS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

						Accumulated
	Common Stock		Additional	Unappropriated	Aappropriated	other
	Number of		paid-in	accumulated	retained	comprehensive
	Shares	Amount	capital	deficits	earnings	loss	Total

Balance at January 1, 2006	25,000,000	$25,000	$128,218	$(403,829)	$129,897	$(6,791)	$(127,505)

Reorganization of Dalian Beigang into
Northport Capital	1,500,000	1,500	148,500	-	-	-	150,000

Distribution to stockholders of Dalian Beigang	-	-	(150,000)	-	-	-	(150,000)

Imputed interest on advances from a stockholder	-	-	3,344	-	-	-	3,344

Imputed interest income on advances to a
stockholder	-	-	(1,601)	-	-	-	(1,601)

Net loss for the year	-	-	-	(186,571)	-	-	(186,571)

Foreign currency translation loss	-	-	-	-	-	(2,030)	(2,030)

Comprehensive loss	-	-	-	-	-	-	(188,601)

Balance at December 31, 2006	26,500,000	26,500	128,461	(590,400)	129,897	(8,821)	(314,363)

Imputed interest on advances from stockholders	-	-	32,173	-	-	-	32,173

Net loss for the year	-	-	-	(435,901)	-	-	(435,901)

Foreign currency translation loss	-	-	-	-	-	(29,810)	(29,810)

Comprehensive loss	-	-	-	-	-	-	(465,711)

Balance at December 31, 2007	26,500,000	$26,500	$160,634	$(1,026,301)	$129,897	$(38,631)	$(747,901)

The accompanying are an integral part of these financial statements

F-4

NORTHPORT CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(435,901)	$(186,571)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	28,890	38,079
Depreciation	17,961	18,488
Loss on disposals of property and equipment	3,332	5,931
Imputed interest income on due from a stockholder	-	(1,601)
Imputed interest expense on due to stockholders	32,173	3,344
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	-	1,128
Inventories	-	361
Prepaid expenses and other current assets	(128)	2,730
Prepaid income tax	-	7,449
Increase (Decrease):
Accounts payable	549	-
Other payables and accrued liabilities	55,838	52,113
Deferred revenue	(77,207)	(135,044)
Other taxes payable	(400)	(980)

Net cash used in operating activities	(374,893)	(194,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(308,792)	(1,752)
Due from a stockholder	-	55,762
Proceeds from disposals of property and equipment	7,259	-
Net cash (used in) provided by investing activities	(301,533)	54,010

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of note payable	-	102,335
Due to a stockholder	697,045	51,637
Net cash provided by financing activities	697,045	153,972

EFFECT OF EXCHANGE RATES ON CASH	(31,147)	(8,946)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,528)	4,463

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,462	19,999

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,934	$24,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$13,377

The accompanying notes are an integral part of these financial statements

F-5

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

	(A)	Organization

Northport Capital Inc. (“Northport Capital”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. On April 28, 2004, the Board of Directors approved the change of the name of the Company to Northport Capital Inc, an increase of the authorized capital from 25,000,000 shares of common stock to 100,000,000 shares of common stock and approved a forward split of 1:4. Northport Capital retained the current par value of $0.001 and the issued capital was retroactively adjusted to reflect the result of stock split in prior periods by reclassifying from additional paid-in capital to common stock.

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

During 2005, Dalian Beigang entered into a project to develop a color photo printing business in China. A trade name “Colorstar” was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent was applied for on this technology. The system network and self serve digital printer design are now at a fully commercial stage in China. Two units are currently in Vancouver, Canada for evaluation regarding North American market modifications needed. An initial agreement was entered into on March 1, 2008 for joint operation of 564 Colorstar units at China Netcom retail locations on a revenue sharing basis. Additional revenue generating features are being developed for Colorstar units. All intellectual property rights are reserved in the name of Dalian Beigang.

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

Northport Capital and Dalian Beigang are hereafter referred to as (“the Company”).

	(B)	Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2007 and 2006 consolidate the financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

	(C)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	(D)	Control by principal stockholders

Two of the directors and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding and issued shares of the common stock of the Company. Accordingly, the directors and their affiliates or related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(E)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with bankers with a maturity of less than 3 months.

	(F)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

	(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	5 Years

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 142 and 144 “Accounting Goodwill and Other Intangible Assets” and “Accounting for the impairment or disposal of Long-Lived Assets" (“SFAS No. 142 and 144”). In accordance with SFAS No.142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted net cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment exists at December 31, 2007.

(I)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instrument is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgments, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

Trade accounts receivable, other receivables, accounts payable, other payables and accrued liabilities, notes payable and due to stockholders are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(J)	Revenue recognition

Substantially all of the Company’s revenue is generated from the sale of electronic tax filing service contracts and color photo printing services. The Company recognizes revenue from the sale of electronic tax filing service contracts and color photo printing services under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition, where persuasive evidence of an arrangement exists; the service is rendered; the fee is fixed or determinable; the collection of the receivable is reasonably assured and no significant post-delivery obligations remain unfulfilled.

The Company provides electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers are billed on approval of the contracts and based on the terms included in the contracts. Revenue is recognized ratably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed is deferred. On early termination of the contracts, the fees received in advanced will be refunded to the customers.

Revenue from the sale of color photo printing services is derived from affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales were $1,403 and $0 for fiscal 2007 and 2006, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, net sales and costs of services generated by the license operation are included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue Fees received from licensed offices were $815 and $0 for fiscal 2007 and 2006, respectively.

	(K)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2007 and 2006 were $100,822 and $125,146 respectively.

	(L)	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(M)	Foreign currency translation

Northport Capital and Dalian Beigang maintain their accounting records in their functional currencies of US$ and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of Dalian Beigang (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The translation loss recorded for the years ended December 31, 2007 and 2006 was $29,810 and $2,030 respectively.

	(N)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollars is reported as other comprehensive loss in the statements of operations and stockholders’ deficits. The foreign currency translation loss for the years ended December 31, 2007 and 2006 was $29,810 and $2,030 respectively.

	(O)	Loss per share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2007 and 2006.

	(P)	Segments

The Company operates in two reportable segments, provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing.

	(Q)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 of which the effective date delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(Q)	Recent Accounting Pronouncements (Continued)

this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements . The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent . The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock , should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it is impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(Q)	Recent Accounting Pronouncements (Continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Deposits	$690	$646
Prepaid expenses	2,565	1,561
Due from staff	4,772	5,692
	$8,027	$7,899

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:

	2007	2006

Motor vehicles	$145,657	$153,802
Color printing machine	88,475	-
Furniture and office equipment	117,996	177,116
Construction in progress - color printing machine	191,915	-
	544,043	330,918
Less: accumulated depreciation	198,348	244,953
Property and equipment, net	$345,695	$85,965

Depreciation expense for the years ended December 31, 2007 and 2006 was $46,851 and $56,567 respectively.

4.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Other payables	$28,896	$11,513
Deposits received	28,712	-
Accrued liabilities	113,189	103,446
	$170,797	$114,959

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

5.	NOTE PAYABLE

Note payable at December 31, 2007 and 2006 consists of the following:

	2007	2006

Note payable to a third party, interest free, secured
by plant and equipment owned by a third party
and guaranteed by a stockholder, with
no fixed repayment date	$109,378	$102,335

Interest expense paid for the years ended December 31, 2007 and 2006 was $0 and $0.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $11,851 and $24,670 for the years ended December 31, 2007 and 2006, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2008 and March 9, 2008 respectively at a monthly rental of $713 and $1,607 respectively.

As of December 31, 2007, the Company has outstanding commitments of $3,927 with respect to the above non- cancelable operating leases, which are all due in 2008.

(C)	Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to 30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of December 31, 2007, the Company has outstanding capital contribution of $30 million in which $10 million is payable on or before April 16, 2008 subject to further extension and the remaining balance is payable on or before January 16, 2010. If the Company is unable to fully pay the increased capital of Rmb220 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

7.	STOCKHOLDERS’ EQUITY (CONTINUED)

	(A)	Registered capital

On May 17, 2006, the Company issued 1,500,000 shares of common stock in exchange for all of the registered capital of Dalian Beigang.

	(B)	Appropriated retained earnings

The Company’s PRC subsidiary is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

The Company is not required to make appropriations to the statutory reserve funds after 2004 because the reserve exceeded 50% of its registered capital after the 2003 appropriation.

8.	INCOME TAX

Northport Capital was incorporated in the United States and has incurred net operating loss for income tax purposes for 2007 and 2006. Northport capital has net operating loss carry forwards for income taxes amounting to approximately $244,000 as at December 31, 2007 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2007 and 2006 was $83,084 and $61,062 respectively. The net change in the valuation allowance for 2007 was an increase of $22,022.

Dalian Beigang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The Company being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15%. The income tax expense for 2007 and 2006 was $0 and $20,909 respectively.

9.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian which is located in PRC.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

10.	SEGMENTS

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter- company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2007 and 2006:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2007
Revenues	$234,763	$2,218	$236,981
Gross profit (loss)	132,322	(8,155)	124,167
Net loss from operations	(147,281)	(152,960)	(300,241)
Total assets	74,409	310,474	384,883
Depreciation and amortization	36,427	10,424	46,851

2006
Revenues	$382,309	$-	$382,309
Gross profit	167,963	-	167,963
Net profit (loss) from operations	686	(125,146)	(124,460)
Total assets	118,326	-	118,326
Depreciation and amortization	56,567	-	56,567

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment

	Year ended December 31,
	2007	2006

Total net loss for reportable segments	$(300,241)	$(124,460)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(106,545)	(44,459)
Others	(29,115)	(17,652)
information.	$(435,901)	$(186,571)

11.	RELATED PARTY TRANSACTIONS

As of December 31, 2007, a stockholder loaned $669,383 to the Company as unsecured loan and imputed interest is computed at 7% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of December 31, 2007, a stockholder loaned $107,995 to the Company as short-term unsecured loan and imputed interest is computed at 7% per annum on the amount due.

Total imputed interest expenses recorded as additional paid-in capital amounted to $32,173 and $3,344 for the years ended December 31, 2007 and 2006 respectively.

NORTHPORT CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

12.	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,026,301 at December 31, 2007 that includes a net loss of $435,901 for the year ended December 31, 2007. The Company’s total current liabilities exceed its total current assets by $993,596 and the Company used cash in operations of $374,893. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

13.	SUBSEQUENT EVENT

On February 25, 2008, the Company issued 1,000,000 common shares of restricted and unregistered common stock to the original investor of the Colorstar technology in return for his agreeing to continue management employment with the Company and to continue his research and development activities on Colorstar.