Form 10-Q
period 2008-03-31
Northport Capital Inc.
filed 2008-05-13
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

Commission File Number: 000-52728

NORTHPORT CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

76-0674579
(IRS Employer Identification Number)

Suite #4200, 601 Union Street, Seattle, Washington 98101
(Address of principal executive offices)(Zip Code)

(206) 652-3451
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

The number of shares of the Company's common stock issued and outstanding on March 31, 2008 is 27,500,000.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [X]

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

NORTHPORT CAPITAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 (UNAUDITED)

NORTHPORT CAPITAL INC.

NORTHPORT CAPITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$23,810	$13,934
Prepaid expenses and other current assets	7,934	8,027
Total Current Assets	31,744	21,961

PROPERTY AND EQUIPMENT, NET	362,749	345,695
TOTAL ASSETS	$394,493	$367,656

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$571	$549
Other payables and accrued liabilities	184,470	170,797
Note payable	113,924	109,378
Other taxes payable	834	1,476
Due to stockholders	944,522	677,378
Deferred revenue	35,595	55,979
Total Current Liabilities	1,279,916	1,015,557

LONG-TERM LIABILITIES
Due to a stockholder	-	100,000

TOTAL LIABILITIES	1,279,916	1,115,557

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized,
27,500,000 shares issued and outstanding as of
March 31, 2008; 26,500,000 shares issued and
outstanding as of December 31, 2007)	27,500	26,500
Additional paid-in capital	171,500	160,634
Retained earnings (Accumulated deficit)
Unappropriated	(1,149,486)	(1,026,301)
Appropriated	129,897	129,897
Accumulated other comprehensive loss	(64,834)	(38,631)
Total Stockholders' Deficit	(885,423)	(747,901)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$394,493	$367,656

The accompanying notes are an integral part of these financial statements

1

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended
	March 31,
	2008	2007
NET SALES
Provision of platform for electronic
filing of tax returns	$36,977	$63,033
Color photo printing	1,534	-
Total net sales	38,511	63,033

COST OF SALES
Provision of platform for electronic
filing of tax returns	(22,547)	(33,052)
Color photo printing	(13,760)	-
Total cost of sales	(36,307)	(33,052)

GROSS PROFIT	2,204	29,981

OPERATING EXPENSES
Selling, general and administrative	80,839	42,086
Professional and consulting fees	5,000	29,606
Research and development expenses	24,616	38,526
Depreciation	4,108	4,368
Total Operating Expenses	114,563	114,586

LOSS FROM OPERATIONS	(112,359)	(84,605)

OTHER INCOME (EXPENSES)
Other income	26	71
Interest income	14	22
Imputed interest expenses on due to stockholders	(10,866)	(3,080)
Total Other Expenses, net	(10,826)	(2,987)

LOSS FROM OPERATIONS BEFORE TAXES	(123,185)	(87,592)

INCOME TAX EXPENSE	-	-

NET LOSS	(123,185)	(87,592)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(26,203)	(2,417)

COMPREHENSIVE LOSS	$(149,388)	$(90,009)

Net loss per share-basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period-basic and diluted	26,895,604	26,500,000

The accompanying notes are an integral part of these financial statements

2

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,185)	$(87,592)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	7,635	7,709
Depreciation	4,108	4,368
Stocks issued for service	1,000	-
Imputed interest expenses on due to stockholders	10,866	3,080
Changes in operating assets and liabilities
Decrease (Increase) in:
Prepaid expenses and other current assets	93	1,731
(Decrease) Increase in:
Accounts payable	22	-
Other payables and accrued liabilities	13,673	(11,729)
Deferred revenue	(20,384)	(35,414)
Other taxes payable	(642)	(1,030)
Net cash used in operating activities	(106,814)	(118,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,370)	(56,304)
Net cash used in investing activities	(14,370)	(56,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	167,144	186,918
Net cash provided by financing activities	167,144	186,918

EFFECT OF EXCHANGE RATES ON CASH	(36,084)	(2,202)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,876	9,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,934	24,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,810	$33,997

The accompanying notes are an integral part of these financial statements

3

NORTHPORT CAPITAL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2008, the consolidated results of operations and comprehensive loss for the three months ended March 31, 2008 and 2007, and consolidated cash flows for the three months ended March 31, 2008 and 2007. The consolidated results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2	GENERAL ORGANIZATION AND BUSINESS

Northport Capital Inc. (“Northport Capital”) was incorporated under the laws of the State of Colorado on July 25, 2000. Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People’s Republic of China (“PRC”) on June 20, 1997 with its principal place of business in Dalian, PRC.

Northport Capital is an investment holding company. Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes. In accordance with the business permit, the Company’s right of operation expires on June 20, 2026 and is renewable.

During 2005, Dalian Beigang entered into a project to develop a color photo printing business in China. A trade name “Colorstar” was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent was applied for on this technology. The system network and self service digital printer design are now at a fully commercial stage in China. Two units are currently in Vancouver, Canada for evaluation regarding North American market modifications needed. An initial agreement was entered into on March 1, 2008 with China Netcom for joint operations of 564 Colorstar units at China Netcom retail locations on a revenue sharing basis. Additional revenue generating features are being developed for Colorstar units. All intellectual property rights are reserved in the name of Dalian Beigang.

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

The accompanying unaudited condensed consolidated financial statements consolidate the unaudited financial statements of Northport Capital and its 100% owned subsidiary Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at a monthly rental of $743 and $1,674 respectively. As of March 31, 2008, the Company has outstanding commitments of $25,839 with respect to the above operating leases, which are due in 2009.

Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to 30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of March 31, 2008, the Company has outstanding capital contribution of $30 million in which $10 million is payable on or before April 16, 2008 subject to further extension and the remaining balance is payable on or before January 16, 2010. If the Company is unable to fully pay the increased capital of Rmb220 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

NOTE 5	STOCKHOLDERS’ EQUITY

Stock issued for Services

On February 25, 2008, the Company issued 1,000,000 common shares of restricted and unregistered common stock to the original investor of the Colorstar technology in return for his agreeing to continue management employment with the Company and to continue his research and development activities on Colorstar. The stock was valued at $0.001 par value. The Company recognized consulting expense of $1,000 included in professional and consulting fees for the three months ended March 31, 2008.

NOTE 6	RELATED PARTY TRANSACTIONS

As of March 31, 2008, a stockholder loaned $815,283 to the Company as unsecured loans and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of March 31, 2008, a stockholder loaned $129,239 to the Company as short-term unsecured loan and imputed interest is computed at 5% per annum on the amount due.

Total imputed interest expenses recorded as additional paid-in capital amounted to $10,866 for the three months ended March 31, 2008.

NOTE 7	CONCENTRATIONS AND RISKS

During the three months ended March 31, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the PRC.

NOTE 8	SEGMENTS

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2008 and 2007:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$36,977	$1,534	$38,511
Gross profit (loss)	14,430	(12,226)	2,204
Net loss from operations	(54,803)	(51,523)	(106,326)
Total assets	82,370	312,123	394,493
Depreciation and amortization	5,772	5,971	11,743

2007
Revenues	$63,033	$-	$63,033
Gross profit	29,981	-	29,981
Net loss from operations	(13,265)	(38,526)	(51,791)
Total assets	115,593	55,568	171,161
Depreciation and amortization	12,077	-	12,077

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	2008	2007

Total net loss for reportable segments	$(106,326)	$(51,791)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(4,752)	(30,233)
Others	(12,107)	(5,568)
	$(123,185)	$(87,592)

NOTE 9	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,149,486 at March 31, 2008. The Company’s current liabilities also exceed its current assets by $1,248,172 and the Company used cash in operations of $106,814. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three month period ended March 31, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2008 included in this quarterly report.

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Capital, Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the unaudited interim financial statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 for a more detailed discussion of our critical accounting estimates.

These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.

Overview

We conduct business in North America under the name of Northport Capital, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates two separate businesses- (1) TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People’s Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang, and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards Chinese commercial business owners and not individual tax filers. Dalian Beigang anticipates expanding its Tenet operations to other Chinese cities as the Company can so afford; and (2) “Colorstar” a digital photo processing kiosk technology, which business is now being commercialized in China. The technology has been developed on a “platform” basis and presented in a kiosk format. The initial application of the technology is as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications for the platform are currently being developed.

During 2007 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that the latest Colorstar model met all operating conditions established by management. We launched commercial introduction of the Colorstar kiosks during the three month period ended March 31, 2008.

The Company had an accumulated deficit of $1,149,486 at March 31, 2008. Management has taken steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing private placement funding as well as enhanced banking arrangements, both of which would enhance stockholders’ investment and ensure ongoing corporate operations.

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 27,500,000 shares were issued and outstanding, fully paid and non-assessable as at March 31, 2008. On January 10, 2008, 1,000,000 restricted, common shares were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive. On February 25, 2008, the Company issued these 1,000,000 restricted and unregistered common shares. The stock was valued at $0.001 par value. The Company recognized expense of $1,000 for the three months ended March 31, 2008.

There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities. We registered certain of our shares by way of Form SB2 which was deemed effective by the Securities and Exchange Commission (the “SEC”) on July 13, 2007. Our common shares currently trade on the NASD OTC Bulletin Board under the symbol NPCA and have been trading since January 16, 2008, when we received NASD approval to do so.

Facilities

Our North American executive office consists of approximately 100 square feet of temporary space located at Suite #4200, 601 Union Street, Seattle, Washington, 98101. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225. The telephone number used at the location is 206-652-3451 and the facsimile number is 206-652-3205.

The Company’s China business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian. We use this facility for all corporate activities as well as Tenet production, design and training functions. The Company leases this office space from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at a monthly rental of $743 and $1,674 respectively.

As of March 31, 2008, the Company has outstanding commitments of $25,839 with respect to the above operating leases, which are due in 2009.

China Operations

To date, our business operations have been entirely conducted through our wholly owned Chinese subsidiary, Dalian Beigang. The business operates in two separate industries- Tenet tax filing software systems and Colorstar digital photo processing kiosk technology applications. As at March 31, 2008, we had 8581 Tenet subscribers in Dalian.

Tenet is also available in the city of Yingkou through a co-operation agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, which is a Chinese computer manufacturer and retailer (“Lenovo Yingkou”). A key decision in the selection of Lenovo Yingkou as the Tenet licensee in Yingkou was their excellent relationship with the Yingkou tax bureau which had been stated to us independently by the Yingkou tax bureau management. As at March 31, 2008, Lenovo Yingkou had 948 subscribers.

Since December 31, 2007, we have concentrated our business efforts on the launch of our Colorstar digital photo processing kiosk technology, initially in Liaoning province in China.

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

As of March 31, 2008, there were 8581 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 948 subscribers in Yingkou, Liaoning province. During the past two years, a number of free online tax declaration systems have emerged and these offer almost the same function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet System as at March 31, 2008, has dropped from the number as at the 2005 year-end.

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

Colorstar Graphic Printing Technology

Beginning in this current quarter, we began commercializing our Colorstar digital photo processing technology by way of kiosk installations in Liaoning province in China.

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

The project has involved the development of a digital “platform” with an initial application to be a user-operated, stand alone, digital photo developing and printing network operating system which is controlled through a proprietary network server with terminals and self serve digital photo developing printers. All user interfaces are contained in a kiosk format. The stand-alone devices provide users with print images equivalent to regular photographic pictures.

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, and internet cafes and were in operation as at December 31, 2007. Total expenditures on research and development undertaken by Dalian Beigang on this project for the years ended December 31, 2006 and 2007, amounted to $125,146 and $100,822, respectively. Expenditures related to ongoing research and development of Colorstar in the three month period ended March 31, 2008 were $24,616 as compared to $38,526 during the comparable period in 2007.

On February 6, 2008, we filed a Form 8-K announcing that, on February 1, 2008, Dalian Beigang had entered into a material definitive agreement with China Netcom (Group) Co., Ltd. (“CNC”), which is entitled Cooperation Agreement for Self-Service Digital Printing Business (the “Agreement”). Under the Agreement, beginning February 1, 2008, CNC will supply retail space and ADSL internet connections to a total of 564 of Dalian Beigang’s Colorstar digital photo processing kiosk units for a period of two years, after which the parties will have the option to extend the Agreement further.

The agreement partner, China Netcom, is a significant Chinese landline and broadband supplier with annual revenues in excess of $1.0 billion US. Of the 564 units, 300 will be installed in Internet cafe locations in Liaoning province that receive ADSL service from CNC. The other 264 units will be installed in CNC retail locations in Liaoning province. Under the Agreement, revenues generated from the units will be split 15% to CNC and 85% to Dalian Beigang. Dalian Beigang will also pay monthly fees to CNC for each unit’s ADSL connection, plus a service fee of approximately $30.30 per unit per month. Ownership of the kiosk units will remain with Dalian Beigang during and subsequent to the term of the Agreement. The Colorstar digital photo processing kiosk units destined for CNC installations utilize a “platform” that allows the units to provide a wide range of other features and capabilities such as bill payment, ticket purchasing, and a host of Internet access features including MP3 downloads.

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

The network management server is fully developed and capable of meeting any and all necessary management and control functions. The Company`s core expertise of online security systems as developed for Tenet, has been instrumental in ensuring trouble free development and operation of the Colorstar financial controls systems.

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

Traditional digital color printing shops in the Chinese domestic market utilize equipment technology of one of a number of brands including Kodak, Fuji, Konica and Lucky. Kiosk models in use in China include those developed by Kodak and Sony, both models that have been introduced in the North American marketplace as well.

Fuji digital printing machine technology has also been in a leading position in the China industry, enjoying the capability for producing stand alone devices and establishing network platforms, as well as providing customer financing. Doli, a China domestic manufacturer of production-type digital printing machines, has good quality equipment but appears to have little strength in providing additional functions and network operating management platforms.

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

The Colorstar manufacturing process involves a controlled process of parts ordering, quality control review of incoming components, fabrication/assembly of the various key elements such as the paper roll container, paper feeder, water/chemical container, feeder frame, paper dryer, paper outflow mechanism, electrical components and kiosk frame assembly. Upon final assembly completion, each unit is tested and checked by quality control personnel again prior to unit shipment.

Colorstar Operations

In China, management has entered into negotiations with a number of large organizations that operate retail facilities. Agreement relationships are planned to entail Dalian Beigang manufacturing and installing kiosk units in partner locations and with revenues split on an 85/15 percentage basis between the partners. A typical agreement is expected to be initially two years in length and renewable if agreed to by both parties. All Colorstar units will remain in the ownership of the Company. All unit operations, repairs, maintenance, cash handling and accounting functions are handled by Dalian Beigang. The kiosk design currently produces only a 4 inch by 6 inch size photo.

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

In addition to large corporate agreements, Colorstar revenue from the sale of color photo printing services will also be derived from affiliate operations, which consist of franchise agencies and a licensing program. Since the Company will be the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of any related employees.

In China, franchise agent act as the Company's agent in a similar manner as a branch manager in a Company-owned locations. In the franchise arrangement, the Company has direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for any related employee payroll, electricity and related overheads , regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations.

The Company also has a licensing program whereby the licensee has direct contractual relationships with customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photos printed and such license fees are recorded by the Company as revenue.

During December 2007, two completed Colorstar units were shipped to Vancouver, Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed by the end of second quarter 2008.

Sales and Marketing

In China, marketing of Colorstar to date has involved a team of four people making direct sales calls to major potential joint venture partners such as China Netcom and others. In addition, there are a number of potential franchise-type relationships being discussed with individuals in Dalian city itself. These franchise-type arrangements await completion of formal documentation and availability of manufacturing financing. Initial test units have been installed at locations under an informal franchise arrangement. Agreements with other potential partners await various approvals. On February 1, 2008, the Company entered into an agreement with China Netcom for supply and operation of 564 Colorstar units in Liaoning Province. Detailed disclosure of this agreement was by way of Form 8-K on February 6, 2008 and a news release of the same date. As at March 31, 2008, we had one kiosk unit installed at a CNC facility and 11 other kiosks installed in Dalian at other retail locations. All are operational.

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

In addition to the patent filing, we have filed to register the trade name “Colorstar” in China and in Canada.

Employees and Staffing

We had 74 full-time employees as of March 31, 2008, a similar number as at the year-end 2007. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 69 in Dalian, 2 in Yingkou and 2 in Beijing. One director operates from North American offices located in Seattle, Washington.

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

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to the risk factors disclosed in our Form SB2 which was declared effective by the SEC on July 13, 2007.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face is our ability to obtain financing to cover working capital needs and to finance expansion of our Tenet system. Similarly, we are actively in negotiations with a number of private placees regarding funding for purposes of Colorstar unit manufacturing. In addition, we are also negotiating bank financing to cover Colorstar kiosk manufacturing costs that we are unable to finance ourselves.

With respect to tenet operations, we continue to experience cash shortages resulting from advertising, marketing, selling and overhead expenses related to the Tenet tax software. We may require additional cash infusions before operations again achieve profitability. We may also require additional capital to finance the expected growth of our business, including purchases of computer equipment and recruitment of additional staff. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$36,977	$1,534	$38,511
Gross profit (loss)	14,430	(12,226)	2,204
Net loss from operations	(54,803)	(51,523)	(106,326)
Total assets	82,370	312,123	394,493
Depreciation and amortization	5,772	5,971	11,743

2007
Revenues	$63,033	$-	$63,033
Gross profit	29,981	-	29,981
Net loss from operations	(13,265)	(38,526)	(51,791)
Total assets	115,593	55,568	171,161
Depreciation and amortization	12,077	-	12,077

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	2008	2007

Total net loss for reportable segments	$(106,326)	$(51,791)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(4,752)	(30,233)
Others	(12,107)	(5,568)
	$(123,185)	$(87,592)

Revenues

Tenet revenues are received upon execution of new Tenet subscription contracts. Access to the Tenet system requires password usage which is altered annually at renewal dates. Annual fees are paid in advance and are 1200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at March 31, 2008, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the previous three months. As at the year ended December 31, 2006, there were 8,562 subscribers in Dalian.

In Yingkou as at March 31, 2008, the Yinkou Lenovo Tenet operation had 948 subscribers, compared to 948 as at December 31, 2006. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed. Customer credit worthiness and bad debts are not material issues in the business.

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at March 31, 2008, a total of $35,595 was classified as deferred revenue, as compared to $55,979 classified as deferred revenue at the end of the comparable three month period in 2007.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of March 31, 2008 , there were a total of 12 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $1,534. One kiosk unit was in a CNC location and the balance were in test locations. We are in the process of fabricating the other 563 units needed in order to fulfill our agreement with CNC.

Results of the Three Month Period Ended March 31, 2008

Total revenues for the quarter ended March 31, 2008, were $38,511 as compared to $63,033 in the similar period in 2007. The number of Tenet subscribers did not increase during the three months period since December 31, 2007. Gross profit for the period was $2,204 and the loss from operations was $ 112,359. The overall net loss for the quarter was $123,185. The gross profit for the similar period in 2007 was $29,981 and loss from operations for that period was $84,605. The overall net loss for the 2007 comparable period was $87,592. As at March 31, 2008, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the three months period.

The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, increasing numbers of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of 1,656 subscribers since December 31, 2005, many of which had been year one and two level subscribers. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city.

Because the Company has had insufficient working capital to actively promote the Tenet system to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers); and 8,581 as at March 31, 2008 (which included 19 new subscriber since the last year end). The Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

During the three month period, a total of 12 Colorstar kiosks were installed and became operational. Revenues received from user operations of such kiosks was $1,534. We have agreements in place for the installation of an additional 563 kiosks which we expect to have installed prior to the end of third quarter 2008.

General and administrative expenses were $80,839 for the quarter ended March 31, 2008 as compared to $42,086 in the comparable 2007 period. Although our expenses increased during this most recent quarter, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $24,616 was expended on research on the Colorstar digital photo technology.

Liquidity and Capital Resources

For the three months ended March 31, 2008, our cash and cash equivalents increased by $9,876 to $23,810. The increase in cash was due primarily from increased loans provided by certain of our shareholders. As at March 31, 2008, the corporate cash resources were such that we had a negative working capital position of $1,248,172.

As of March 31, 2008, a stockholder had loaned a total of $815,283 to the Company as unsecured loans and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand. As of March 31, 2008, a stockholder loaned $129,239 to the Company as short-term unsecured loan and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $10,866 for the three months ended March 31, 2008.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,149,486 at March 31, 2008. The Company’s current liabilities also exceed its current assets by $1,248,172 and the Company used cash in operations of $106,814. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,248,172 at March 31, 2008. The Company had an accumulated deficit of $1,026,301 at its year end of December 31, 2007. The Company’s current liabilities also exceed its current assets by $1,149,486 and the Company used cash in operations during the three month period ended March 31, 2008 of $106,814. Cash used in operating activities was $118,877 in the three month period ended March 31, 2007.

Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. During the three month period ended March 31, 2008, loans from Company’s stockholders totalling $167,144 were provided to us for use as working capital. Management believes that such financing, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2008. The Company is actively pursuing a number of private placement fundings which would ensure continued operations.

As a result of our agreement with China Netcom, we expect Colorstar revenues to increase dramatically, coincident with kiosk installations. Our current plan is to have all 564 kiosk units installed by the end of the third quarter of 2008.

Trends and Uncertainties That May Affect Future Results

For the three months ended March 31, 2008, our cash and cash equivalents increased by $9,876 to $23,810. The increase in cash was due primarily from an increase in stockholder loans.

In order to increase Tenet revenues, we must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and directly competitive systems in Dalian are not likely to emerge given the issues of compatibility and potential problems with different interfaces. As at March 31, 2008, Dalian Beigang had 8581 subscribers of a total potential market of 35,000 business enterprises in Dalian.

As reflected in the accompanying financial statements, we had an accumulated deficit of $1,149,486 at March 31, 2008. Our current liabilities exceed our current assets by $1,248,172 and during the three month period, we used net cash in operations of $106,814.

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

Management believes that the above actions will allow us to continue operations through this fiscal year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative market risks are discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.               Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as we comment as follows:

We filed a Form 8-K on February 4, 2008 regarding non-reliance on previously issued financial statements or a related audit report or completed interim review. On January 18, 2008, the Board of Directors of the Company determined that it should restate its financial statements and other financial information for its fiscal years ended December 31, 2006, and December 31, 2005 (the “2006 and 2005 Financial Statements”). The Company determined that it had misstated the par value of its shares in common stock in connection with the Company’s four-for-one forward split of April 28, 2004; specifically, the Company incorrectly reduced the par value of its shares from $0.001 to $0.00025 and recorded the difference as additional paid-in capital when, in fact, the par value of the Company’s shares was retained at $0.001 and no such additional paid-in capital existed. Accordingly, the 2006 and 2005 Financial Statements could no longer be relied upon.

The Company restated the 2006 and 2005 Financial Statements to correctly record its common stock at its par value of $0.001 from additional paid-in capital (the “Restated 2006 and 2005 Financial Statements” were substantively attached to the Form 8-K as Exhibit 99.1) . The Restated 2006 and 2005 Financial Statements correctly record the Company’s common stock at its par value of $0.001 from additional paid-in capital. The Company’s management believes that the Restated 2006 and 2005 Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Furthermore, in connection hereto, the Company also filed an amendment to its Quarterly Report on Form 10-QSB for the period ended September 30, 2007, to restate its consolidated balance sheet as of September 30, 2007.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.            Risk Factors

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

Item 2.               Unregistered Sales of Equity Security and Use of Proceeds

During the period ended March 31, 2008, on January 10, 2008, 1,000,000 restricted, common shares were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K filed in the first quarter of 2008

(1)

On February 4, 2008, we filed a Form 8-K regarding non-reliance on previously issued financial statements or a related audit report or completed interim review. On January 18, 2008, the Board of Directors of the Company determined that it should restate its financial statements and other financial information for its fiscal years ended December 31, 2006, and December 31, 2005 (the “2006 and 2005 Financial Statements”). The Company determined that it had misstated the par value of its shares in common stock in connection with the Company’s four-for-one forward split of April 28, 2004; specifically, the Company incorrectly reduced the par value of its shares from $0.001 to $0.00025 and recorded the difference as additional paid-in capital when, in fact, the par value of the Company’s shares was retained at $0.001 and no such additional paid-in capital existed. Accordingly, the 2006 and 2005 Financial Statements should no longer be relied upon.

The Company restated the 2006 and 2005 Financial Statements to correctly record its common stock at its par value of $0.001 from additional paid-in capital (the “Restated 2006 and 2005 Financial Statements” were substantively attached to the Form 8-K as Exhibit 99.1) . The Restated 2006 and 2005 Financial Statements correctly record the Company’s common stock at its par value of $0.001 from additional paid-in capital. The Company’s management believes that the Restated 2006 and 2005 Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Furthermore, in connection hereto, the Company has filed an amendment to its Quarterly Report on Form 10-QSB for the period ended September 30, 2007, to restate its consolidated balance sheet as of September 30, 2007.

The Board of Directors and senior management of the Company discussed and reviewed the matters disclosed in the Form 8-K report with the our independent registered public accounting firm.

(2)

On February 6, 2008, we filed a Form 8-K announcing that, on February 1, 2008, a wholly owned subsidiary of Northport Capital, Inc. (the “Company”), Dalian Beigang Information Industry Development Co., Ltd. (“Dalian Beigang”), had entered into a material definitive agreement with China Netcom (Group) Co., Ltd. (“CNC”), which is entitled Cooperation Agreement for Self-Service Digital Printing Business (the “Agreement”). Under the Agreement, beginning February 1, 2008, CNC will supply retail space and ADSL internet connections to a total of 564 of Dalian Beigang’s Colorstar digital photo processing kiosk units for a period of two years, after which the parties will have the option to extend the Agreement further.

Of the 564 units, 300 will be installed in Internet Cafe locations in Liaoning province that receive ADSL service from CNC. The other 264 units will be installed in CNC retail locations in Liaoning province. Under the Agreement, revenues generated from the units will be split 15% to CNC and 85% to Dalian Beigang. Dalian Beigang will also pay monthly fees to CNC for each unit’s ADSL connection, plus a service fee of approximately $30.30 per unit per month. Ownership of the kiosk units will remain with Dalian Beigang subsequent to the term of the Agreement. Dalian Beigang has developed its digital photo processing kiosk units utilizing a “platform” that allows the units to provide a wide range of other features and capabilities such as bill payment, ticket purchasing, and a host of Internet access features including MP3 downloads.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT CAPITAL INC.

Per:          /s/ Zhao Yan
                Zhao Yan
                President, Chief Executive Officer, Principal Executive Officer and a director
                Date: May 13, 2008