Form 10-Q/A
period 2008-03-31
Northport Capital Inc.
filed 2008-05-16
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q /A

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

The accompanying notes are an integral part of these financial statements

2

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,185)	$(87,592)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	7,635	7,709
Depreciation	4,108	4,368
Stocks issued for services	1,000	-
Imputed interest expenses on due to stockholders	10,866	3,080
Changes in operating assets and liabilities
Decrease (Increase) in:
Prepaid expenses and other current assets	93	1,731
(Decrease) Increase in:
Accounts payable	22	-
Other payables and accrued liabilities	13,673	(11,729)
Deferred revenue	(20,384)	(35,414)
Other taxes payable	(642)	(1,030)
Net cash used in operating activities	(106,814)	(118,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,370)	(56,304)
Net cash used in investing activities	(14,370)	(56,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	167,144	186,918
Net cash provided by financing activities	167,144	186,918

EFFECT OF EXCHANGE RATES ON CASH	(36,084)	(2,202)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,876	9,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,934	24,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,810	$33,997

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

Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $ 30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of March 31, 2008, the Company has outstanding capital contribution of $30 million in which $10 million is payable on or before April 16, 2008 subject to further extension and the remaining balance is payable on or before January 16, 2010. If the Company is unable to fully pay the increased capital of Rmb220 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

NOTE 5	STOCKHOLDERS’ EQUITY

Stocks issued for services

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

NORTHPORT CAPITAL INC.

Per:          /s/ Zhao Yan
                Zhao Yan
                President, Chief Executive Officer, Principal Executive Officer and a director
                Date: May 15, 2008