Form 10-Q
period 2008-06-30
Northport Capital Inc.
filed 2008-08-14
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of the Company's common stock issued and outstanding on June 30, 2008 was
27,500,000.

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements- Unaudited

NORTHPORT CAPITAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008 (UNAUDITED)

NORTHPORT CAPITAL INC.

CONTENTS

Pages

1

NORTHPORT CAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,430	$13,934
Prepaid expenses and other current assets	7,490	8,027
Total Current Assets	76,920	21,961

PROPERTY AND EQUIPMENT, NET	359,214	345,695
TOTAL ASSETS	$436,134	$367,656

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Accounts payable	$-	$549
Other payables and accrued liabilities	160,948	170,797
Note payable	116,418	109,378
Other taxes payable	1,292	1,476
Due to stockholders	1,200,006	677,378
Deferred revenue	28,948	55,979
Total Current Liabilities	1,507,612	1,015,557

LONG-TERM LIABILITIES
Due to a stockholder	-	100,000

TOTAL LIABILITIES	1,507,612	1,115,557

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized,
27,500,000 shares issued and outstanding as of
June 30, 2008; 26,500,000 shares issued and
outstanding as of December 31, 2007)	27,500	26,500
Additional paid-in capital	185,032	160,634
Retained earnings (Accumulated deficit)
Unappropriated	(1,330,492)	(1,026,301)
Appropriated	129,897	129,897
Accumulated other comprehensive loss	(83,415)	(38,631)
Total Stockholders' Deficit	(1,071,478)	(747,901)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$436,134	$367,656

The accompanying notes are an integral part of these financial statements

2

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

NET SALES
Provision of platform for electronic
filing of tax returns	$33,859	$54,434	$70,836	$117,467
Color photo printing	2,148	-	3,682	-
Total net sales	36,007	54,434	74,518	117,467

COST OF SALES
Provision of platform for electronic
filing of tax returns	(22,727)	(24,797)	(45,274)	(57,849)
Color photo printing	(12,856)	-	(26,616)	-
Total cost of sales	(35,583)	(24,797)	(71,890)	(57,849)

GROSS PROFIT	424	29,637	2,628	59,618

OPERATING EXPENSES
Selling, general and administrative	114,614	57,877	195,453	99,963
Professional and consulting fees	4,000	3,000	9,000	32,606
Research and development expenses	46,020	33,769	70,636	72,295
Depreciation	3,412	3,671	7,520	8,039
Total Operating Expenses	168,046	98,317	282,609	212,903

LOSS FROM OPERATIONS	(167,622)	(68,680)	(279,981)	(153,285)

OTHER INCOME (EXPENSES)
Other income	127	121	153	192
Interest income	21	35	35	57
Imputed interest expenses on
due to stockholders	(13,532)	(6,496)	(24,398)	(9,576)
Loss on disposals of property
and equipment	-	(1,381)	-	(1,381)
Total Other Expenses, net	(13,384)	(7,721)	(24,210)	(10,708)

LOSS FROM OPERATIONS BEFORE TAXES	(181,006)	(76,401)	(304,191)	(163,993)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(181,006)	(76,401)	(304,191)	(163,993)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(18,581)	(5,594)	(44,784)	(8,011)

COMPREHENSIVE LOSS	$(199,587)	$(81,995)	$(348,975)	$(172,004)

Net loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	27,500,000	26,500,000	27,197,802	26,500,000

The accompanying notes are an integral part of these financial statements

3

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(304,191)	$(163,993)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	16,378	14,459
Depreciation	7,520	8,039
Loss on disposals of property and equipment	-	1,381
Stocks issued for services	1,000	-
Imputed interest expenses on due to stockholders	24,398	9,576
Changes in operating assets and liabilities
Decrease (Increase) in:
Prepaid expenses and other current assets	537	(88,650)
(Decrease) Increase in:
Accounts payable	(549)	-
Other payables and accrued liabilities	(9,849)	(41,389)
Deferred revenue	(27,031)	(47,220)
Other taxes payable	(184)	(818)
Net cash used in operating activities	(291,971)	(308,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,413)	(85,571)
Proceeds on disposals of property and equipment	-	6,662
Net cash used in investing activities	(15,413)	(78,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	422,628	389,990
Net cash provided by financing activities	422,628	389,990

EFFECT OF EXCHANGE RATES ON CASH	(59,748)	(7,106)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,496	(4,640)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,934	24,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,430	$19,822

The accompanying notes are an integral part of these financial statements

NORTHPORT CAPITAL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2008, the consolidated results of operations and comprehensive loss for the three months and six months ended June 30, 2008 and 2007, and consolidated cash flows for the six months ended June 30, 2008 and 2007. The consolidated results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These financial statements should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2	GENERAL ORGANIZATION AND BUSINESS

Northport Capital Inc. (“Northport Capital”) was incorporated under the laws of the State of Colorado on July 25, 2000. Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People's Republic of China (“PRC”) on June 20, 1997 with its principal place of business in Dalian, PRC.

Northport Capital is an investment holding company. Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes. In accordance with the business permit, the Company's right of operation expires on June 20, 2026 and is renewable.

During 2005, Dalian Beigang entered into a project to develop a color photo printing business in China. A trade name “Colorstar” was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent was applied for on this technology. The system network and self service digital printer design are now at a fully commercial stage in China. Two units are currently in Vancouver, Canada for evaluation regarding North American market modifications needed. An initial agreement was entered into on March 1, 2008 with China Netcom for joint operations of 564 Colorstar units at China Netcom retail outlets on a revenue sharing basis. Additional revenue generating features are also being developed for Colorstar units. All intellectual property rights on Colorstar are registered in the name of Dalian Beigang.

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

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at a monthly rental of $759 and $1,710 respectively.

As of June 30, 2008, the Company has outstanding commitments of $18,996 with respect to the above operating leases, which are due in 2009.

Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company was to fulfill an initial registered capital contribution of $10 million payable on or before April 16, 2008 and the remaining balance payable on or before January 16, 2010. The Company was unable to make contribution to the increased capital amount on April 16, 2008 and therefore the official registered capital of Dalian Beignag has now been amended back to the original amount of $144,928 (Rmb1.2 million).

NOTE 5	STOCKHOLDERS' EQUITY

Stocks issued for services

On February 25, 2008, the Company issued 1,000,000 common shares of restricted common stock to the original inventor of the Colorstar technology in return for his agreement to continue his services employment with the Company and to continue his research and development activities on Colorstar. The stock was valued at $0.001 par value. The Company recognized consulting expense of $1,000 included in professional and consulting fees for the six months ended June 30, 2008.

NOTE 6	RELATED PARTY TRANSACTIONS

As of June 30, 2008, a stockholder loaned $1,036,470 to the Company as unsecured loan and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

As of June 30, 2008, a stockholder loaned $163,536 to the Company as short-term unsecured loan and imputed interest is computed at 5% per annum on the amount due.

Total imputed interest expenses recorded as additional paid-in capital amounted to $24,398 for the six months ended June 30, 2008.

NOTE 7	CONCENTRATIONS AND RISKS

During the six months ended June 30, 2008, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from customers located in the PRC.

NOTE 8	SEGMENTS

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the six months ended June 30, 2008 and 2007:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$70,836	$3,682	$74,518
Gross profit (loss)	25,562	(22,934)	2,628
Net loss from operations	(149,719)	(126,272)	(275,991)
Total assets	123,973	312,161	436,134
Depreciation and amortization	11,239	12,659	23,898

2007
Revenues	$117,467	$-	$117,467
Gross profit	59,618	-	59,618
Net loss from operations	(42,680)	(72,295)	(114,975)
Total assets	87,050	172,066	259,116
Depreciation and amortization	22,498	-	22,498

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Six months ended June 30,
	2008	2007

Total net loss for reportable segments	$(275,991)	$(114,975)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(8,752)	(40,133)
Others	(19,448)	(8,885)
	$(304,191)	$(163,993)

NOTE 9	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company's consolidated financial statements.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,330,492 at June 30, 2008. The Company's current liabilities also exceed its current assets by $1,430,692 and the Company used cash in operations of $291,971. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 2.                     Management's Discussion and Analysis of Financial Conditions and Results of Operation

The following Management's Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and six month periods ended June 30, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six month periods ended June 30, 2008 included in this quarterly report.

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Capital, Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the unaudited interim financial statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 for a more detailed discussion of our critical accounting estimates.

These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any viable alternative would not produce a materially different result.

Overview

We conduct business in North America under the name of Northport Capital, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates two separate businesses- (1) TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People's Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang, and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards Chinese commercial business owners and not individual tax filers. Dalian Beigang anticipates expanding its Tenet operations to other Chinese cities as the Company can so afford; and (2) “Colorstar” a digital photo processing kiosk technology, which business is now being commercialized in China. The technology has been developed on a “platform” basis and presented in a kiosk format. The initial application of the technology is as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications for the platform are currently being developed.

During 2007 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that the latest Colorstar model met all operating conditions established by management. We launched commercial introduction of the Colorstar kiosks during the three month period ended March 31, 2008 and currently a total of 12 units are installed. No significant advertising or promotion activities related to these kiosk units have been undertaken to date.

The Company had a total stockholder deficit of $ $1,071,478 at June 30, 2008. Management has taken steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing private placement funding as well as enhanced banking arrangements, both of which would enhance stockholders' investment and ensure ongoing corporate operations.

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 27,500,000 shares were issued and outstanding, fully paid and non-assessable as at June 30, 2008.

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

The Company's Chinese subsidiary, Dalian Beigang, established a wholly owned Canadian subsidiary, BCI Digiphoto Technology Inc. (“BCI”) in July 2007 which is currently inactive. BCI intends to lease a 2100 square foot warehouse/office facility in Richmond, British Columbia during third quarter 2008, at a monthly lease rate of approximately $2,300 and such lease is expected to run for a 36 month period.

The Company's China business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian. We use this facility for all corporate activities as well as Tenet production, design and training functions. The Company leases this office space from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at a monthly rental of $759 and $1,710 respectively.

As of June 30, 2008, the Company has outstanding commitments of $18,996 with respect to the above operating leases, which are due in 2009.

China Operations

To date, our business operations have been entirely conducted through our wholly owned Chinese subsidiary, Dalian Beigang. The business operates in two separate industries- Tenet tax filing software systems and Colorstar digital photo processing kiosk technology applications. As at June 30, 2008, we had 8581 Tenet subscribers in Dalian and had installed a total of twelve Colorstar kiosks which are operational.

Tenet is also available in the city of Yingkou through a co-operation agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, which is a Chinese computer manufacturer and retailer (“Lenovo Yingkou”). A key decision in the selection of Lenovo Yingkou as the Tenet licensee in Yingkou was their excellent relationship with the Yingkou tax bureau which had been stated to us independently by the Yingkou tax bureau management. As at June 30, 2008, Lenovo Yingkou had 948 subscribers.

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

As of June 30, 2008, there were 8581 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 948 subscribers in Yingkou, Liaoning province. During the past two years, a number of free online tax declaration systems have emerged and these offer almost the same function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet System as at June 30, 2008, has dropped from the number as at the 2005 year-end.

It is recognized that there are other firms that are also marketing online reporting systems to local tax bureaus, but none couple tax payment to tax reporting as does Tenet. In addition, these lack the safety and security aspects offered by Tenet. The advantage of such systems is that they are available at no or little cost to users. Typically, smaller and less sophisticated firms make use of such systems. As a network system established independently, the Tenet system is a part of the Internet. The firewall of the system is used against any illegal access so that hackers from the Internet are unable to access and attack it directly. Tenet's competitors do not have comparable safety and security systems as that of Tenet.

Colorstar Graphic Printing Technology

Beginning in the first quarter of 2008, we began commercializing our Colorstar digital photo processing technology by way of kiosk installations in Liaoning province in China.

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

The project has involved the development of a digital “platform” with an initial application as a user-operated, stand alone, digital photo developing and printing network operating system which is controlled through a proprietary network server with terminals and self serve digital photo developing printers. All user interfaces are contained in a kiosk format. The stand-alone devices quickly provide users with print images equivalent to regular photographic pictures.

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Test models of the latest version were installed in various locations in and around Dalian beginning in June 2007, including malls, hotels, telephone retail shops, and internet cafes. Total expenditures on research and development undertaken by Dalian Beigang on this project for the years ended December 31, 2006 and 2007, amounted to $125,146 and $100,822, respectively. Expenditures related to ongoing research and development of Colorstar in the three month period ended June 30, 2008 were $46,020 as compared to $33,769 during the comparable period in 2007.

On February 6, 2008, we filed a Form 8-K announcing that, on February 1, 2008, Dalian Beigang had entered into a material definitive agreement with China Netcom (Group) Co., Ltd. (“CNC”), which is entitled Cooperation Agreement for Self-Service Digital Printing Business (the “Agreement”). Under the Agreement, beginning February 1, 2008, CNC will supply retail space and ADSL internet connections to a total of 564 of Dalian Beigang's Colorstar digital photo processing kiosk units for a period of two years, after which the parties will have the option to extend the Agreement further. To date, a total of twelve kiosk units have been supplied under this agreement and we expect the balance to be delivered and installed by fourth quarter 2008.

The agreement partner, China Netcom, is a significant Chinese landline and broadband supplier with annual revenues in excess of $1 billion US. Of the 564 units, 300 will be installed in Internet cafe locations in Liaoning province that receive ADSL service from CNC. The other 264 units will be installed in CNC retail locations in Liaoning province.

Under the Agreement, revenues generated from the units will be split 15% to CNC and 85% to Dalian Beigang. Dalian Beigang will also pay monthly fees to CNC for each unit's ADSL connection, plus a service fee of approximately $30.30 per unit per month. Ownership of the kiosk units will remain with Dalian Beigang during and subsequent to the term of the Agreement. The Colorstar digital photo processing kiosk units destined for CNC installations utilize a “platform” that allows the units to provide a wide range of other features and capabilities such as bill payment, ticket purchasing, and a host of Internet access features including MP3 downloads.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design has proved successful and is the current commercial model. The Company`s website at www.northportcapital.com includes photos of kiosk installations in various locations.

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

Colorstar Manufacturing

Manufacturing of all units required for the CNC agreement has been delayed although Dalian Beigang expects that all 542 units will be manufactured and installed by fourth quarter 2008. Currently Dalian Beigang subcontracts manufacture of the various components of Colorstar units and assembles the finished units at the Company`s facilities in Dalian. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in the Colorstar design. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrades necessary for new, state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. Dalian Beigang contracts manufacture and fabrication of Colorstar components to a number of local Dalian companies as well as approximately 40 separate suppliers located throughout China in cities such as Shanghai, Shenzhen, Beijing and others.

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

Colorstar Operations

In China, management has entered into negotiations with a number of large organizations that operate retail facilities. Agreement relationships are planned to entail Dalian Beigang manufacturing and then installing kiosk units in partner locations and with revenues split on an 85/15 percentage basis between the partners. A typical agreement is expected to be initially two years in length and renewable if agreed to by both parties. All Colorstar units will remain in the ownership of the Company. All unit operations, repairs, maintenance, cash handling and accounting functions are handled by Dalian Beigang. The current kiosk design produces only a 4 inch by 6 inch size photo although we are configuring the printer to allow for development and printing of other sizes.

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

To date, units have had a Company staff person in attendance at all times to ensure customer familiarity with Colorstar operational features and to explain questions or issues that users may have. The plan is for these attendant functions to be handled by the retail partner staff after an initial operating period, likely 90 days. Since each unit is always connected to the Colorstar central server, management will always be able to identify maintenance, usage numbers or repair issues that arise for each individual unit. Dalian Beigang has established an online website to allow digital photo downloading direct from customers with photos mailed direct to customers or allowing them to pick up photos at their nearest Colorstar kiosk upon presentation of an order PIN number.

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

In China, franchise agents act as the Company's agent in a similar manner as a branch manager in a Company-owned locations. In the franchise arrangement, the Company has direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for any related employee payroll, electricity and related overheads, regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations.

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

During December 2007, two completed Colorstar units were shipped to Richmond, British Columbia, Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed during third quarter 2008.

Sales and Marketing

In China, marketing of Colorstar to date has involved a team of four people making direct sales calls to major potential joint venture partners such as China Netcom and others. In addition, there are a number of potential franchise-type relationships being discussed with individuals in Dalian city itself. These franchise-type arrangements await completion of formal documentation and availability of manufacturing financing. Initial test units have been installed at locations under an informal franchise arrangement. Agreements with other potential partners await various approvals. On February 1, 2008, the Company entered into an agreement with China Netcom for supply and operation of 564 Colorstar units in Liaoning Province. Detailed disclosure of this agreement was by way of Form 8-K on February 6, 2008 and a news release of the same date. As at June 30, 2008, we had twelve kiosk units installed at facilities in and around Dalian. All are operational.

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

Employees and Staffing

We had 74 full-time employees as of June 30, 2008, a similar number as at the year-end 2007. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 69 in Dalian, 2 in Yingkou and 2 in Beijing. One director operates from North American offices located in Seattle, Washington.

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

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face in respect to our Tenet business is our ability to obtain financing to cover working capital needs and to finance expansion of our Tenet system. In respect to our Colorstar business, we are actively in negotiations with a number of potential invetsors regarding funding for purposes of Colorstar unit manufacturing. In addition, we are also negotiating bank financing to cover Colorstar kiosk manufacturing costs that we are unable to finance ourselves.

With respect to Tenet operations, we continue to experience cash shortages resulting from advertising, marketing, selling and overhead expenses related to the Tenet tax software. We may require additional cash infusions before operations again achieve profitability. We may also require additional capital to finance any growth of our Tenet business, including purchases of computer equipment and recruitment of additional staff. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our Tenet expansion plans, cash flows and profitability of China operations and ultimately on our operations.

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

We rely on key members of our management team and the loss of any of their services would have a material adverse effect on our success and development. The majority of our directors and officers are non-residents of the United States and could be beyond reach in the event of litigation. In addition, the lack of availability in China of business liability insurance could materially affect our business.

Since our primary business operates in China, a re-evaluation of the Chinese Renminbi versus the US Dollar could have a negative effect on our financial results.

Resistance by users towards acceptance of our products could negatively affect our revenues and profits. Likewise, additional and unexpected competition could have a materially adverse effect on our business.

Results of Operations

Revenues

Tenet revenues are received upon execution of new Tenet subscription contracts. Access to the Tenet system requires password usage which is altered annually at renewal dates. Annual fees are paid in advance and are 1200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at June 30, 2008, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the previous three months. As at the year ended December 31, 2007, there were 8,562 subscribers in Dalian.

In Yingkou as at June 30, 2008, the Yinkou Lenovo Tenet operation had 948 subscribers, compared to 948 as at December 31, 2007. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed. Customer credit worthiness and bad debts are not material issues in the business.

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at June 30, 2008, a total of $28,948 was classified as deferred revenue, as compared to $55,979 classified as deferred revenue at December 31, 2007.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of June 30, 2008 , there were a total of 12 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $2,148. We are in the process of fabricating the other 563 units needed in order to fulfill our agreement with CNC.

Results for the Three Month Period Ended June 30, 2008

Total revenues for the quarter ended June 30, 2008, were $36,007 as compared to $54,434 in the similar period in 2007. The number of Tenet subscribers did not increase during the period but has increased by 19 during the six month period since December 31, 2007. Gross profit for the period was $424 and the loss from operations was $167,622. The overall net loss for the quarter was $181,006. The gross profit for the similar period in 2007 was $29,637 and loss from operations for that period was $68,680. The overall net loss for the 2007 comparable period was $76,401. As at June 30, 2008, Dalian Beigang had a total of 8,581 subscribers which reflected no net gain in subscribers during the three month period.

The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, increasing numbers of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of some 1,650 subscribers since December 31, 2005, many of which had been year one and two level subscribers.

Because the Company has had insufficient working capital to actively promote the Tenet system to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers); and 8,581 as at June 30, 2008 (which included 19 new subscribers since December 31, 2007). The Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

During the three month period, a total of 12 Colorstar kiosks were installed and became operational. Revenues received from user operations of such kiosks was $2,148. We have agreements in place for the installation of an additional 552 kiosks which we expect to have installed prior to the end of fourth quarter 2008.

Selling, general and administrative expenses were $114,614 for the quarter ended June 30, 2008 as compared to $57,877 in the comparable 2007 period. Although our expenses increased during this most recent quarter, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $46,020 was expended on research on the Colorstar digital photo technology.

Results for the Six Month Period Ended June 30, 2008

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$70,836	$3,682	$74,518
Gross profit (loss)	25,562	(22,934)	2,628
Net loss from operations	(149,719)	(126,272)	(275,991)
Total assets	123,973	312,161	436,134
Depreciation and amortization	11,239	12,659	23,898

2007
Revenues	$117,467	$-	$117,467
Gross profit	59,618	-	59,618
Net loss from operations	(42,680)	(72,295)	(114,975)
Total assets	87,050	172,066	259,116
Depreciation and amortization	22,498	-	22,498

Total revenues for the six month period ended June 30, 2008, were $74,518 as compared to $117,467 in the similar period in 2007. Tenet fees continued to decrease as a result of more subscribers reaching the low end of their fee schedule, and our focus on Colorstar operations instead of enhanced Tenet subscription marketing efforts. The number of Tenet subscribers increased by 19 during the six months period since December 31, 2007. Gross profit for the period was $2,628 and the loss from operations was $ 279,981. The overall net loss for the six month period was $304,191. The gross profit for the similar period in 2007 was $59,618 and loss from operations for that period was $153,285. The overall net loss for the 2007 comparable period was $163,993.

During the six month period, a total of 12 Colorstar kiosks were installed and became operational. Revenues received from user operations of such kiosks was $3,682. We have agreements in place for the installation of an additional 552 kiosks which we expect to have installed prior to the end of the fourth quarter 2008.

Sales, general and administrative expenses were $195,453 for the six month period ended June 30, 2008 as compared to $99,963 in the comparable 2007 period. Although our expenses increased during this most recent period, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $70,636 was expended on research on the Colorstar digital photo technology during the period as compared to $72,295 in the 2007 comparable period.

Liquidity and Capital Resources

For the three months ended June 30, 2008, our cash and cash equivalents increased by $55,496 to $69,430. The increase in cash was due primarily from increased loans provided by certain of our stockholders. As at June 30, 2008, our cash resources were such that we had a negative working capital position of $1,430,692.

As of June 30, 2008, a stockholder had loaned a total of $1,036,470 to the Company as unsecured loans and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand. As of June 30, 2008, another stockholder loaned $163,536 to the Company as a short-term unsecured loan and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $24,398 for the six months ended June 30, 2008.

As reflected in the accompanying financial statements, the Company has a total stockholder's deficit of $1,071,478 at June 30, 2008. The Company's current liabilities also exceed its current assets by $1,430,692 and the Company used cash in operations of $291,971. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. During the six month period ended June 30, 2008, loans from Company's stockholders totalling $422,628 were provided to us for use as working capital. Management believes that such financing, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2008. The Company is actively pursuing a number of private placement fundings which would ensure continued operations.

As a result of our agreement with China Netcom, we expect Colorstar revenues to ramp up dramatically, coincident with kiosk installations. Our current plan is to have all 564 kiosk units installed by the end of the fourth quarter 2008.

Trends and Uncertainties That May Affect Future Results

For the six months ended June 30, 2008, our cash and cash equivalents increased by $55,496 to $69,430. The increase in cash was due primarily from an increase in stockholder loans.

In order to increase Tenet revenues, we must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and directly competitive systems in Dalian are not likely to emerge given the issues of compatibility and potential problems with different interfaces. As at June 30, 2008, Dalian Beigang had 8581 subscribers of a total potential market of 35,000 business enterprises in Dalian.

As reflected in the accompanying financial statements, we had a total stockholder deficit of $1,071,478 at June 30, 2008. Our current liabilities exceed our current assets by $1,430,692 and during the six month period, we used net cash in operations of $291,971.

In view of the matters described above, continued operation of the Company is dependent upon the Company's ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations.

Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

Management believes that the above actions will allow us to continue operations through this fiscal year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company's consolidated financial statements.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative market risks are discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as we comment as follows:

Item 4T.                   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company's disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.                     Unregistered Sales of Equity Security and Use of Proceeds

During the period ended June 30, 2008, there have been no unregistered sales of equity securities completed.

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

(b)	Reports on Form 8-K filed in the second quarter of 2008 none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT CAPITAL INC.

Per:	/s/ Zhao Yan

Zhao Yan
President, Chief Executive Officer, Principal Executive Officer and a director
Date: August 13, 2008

Per	/s/ Zifeng Liu

Zifeng Liu
Chief Accounting Officer
Date: August 13, 2008