Form 10-Q
period 2008-09-30
Northport Network Systems, Inc.
filed 2008-11-19
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

Commission File Number: 000-52728

NORTHPORT NETWORK SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Washington
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

The number of shares of the Company's common stock issued and outstanding on September 30,2008 was
30,000,012.

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

 AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NORTHPORT CAPITAL INC.

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2008 and 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements as of September 30, 2008 (Unaudited)	4 - 7

1

NORTHPORT CAPITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$109,248	$13,934
Prepaid expenses and other current assets	40,431	8,027
Total Current Assets	149,679	21,961

PROPERTY AND EQUIPMENT, NET	357,172	345,695
TOTAL ASSETS	$506,851	$367,656

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES
Accounts payable	$-	$549
Other payables and accrued liabilities	501,560	170,797
Note payable	-	109,378
Other taxes payable	1,055	1,476
Due to stockholders	23,177	677,378
Deferred revenue	17,914	55,979
Total Current Liabilities	543,706	1,015,557

LONG-TERM LIABILITIES
Due to a stockholder	-	100,000

TOTAL LIABILITIES	543,706	1,115,557

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock ($0.001 par value, 100,000,000 shares authorized,
30,000,012 shares issued and outstanding as of
September 30, 2008; 26,500,000 shares issued and
outstanding as of December 31, 2007)	30,000	26,500
Additional paid-in capital	1,489,201	160,634
Retained earnings (Accumulated deficit)
Unappropriated	(1,599,411)	(1,026,301)
Appropriated	129,897	129,897
Accumulated other comprehensive loss	(86,542)	(38,631)
Total Stockholders' Deficits	(36,855)	(747,901)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICITS	$506,851	$367,656

The accompanying notes are an integral part of these financial statements

2

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2008	2007	2008	2007

NET SALES
Provision of platform for electronic
filing of tax returns	$28,959	$48,956	$99,795	$166,423
Color photo printing	1,766	709	5,448	709
Total net sales	30,725	49,665	105,243	167,132

COST OF SALES
Provision of platform for electronic
filing of tax returns	(21,757)	(22,303)	(67,031)	(80,152)
Color photo printing	(21,759)	(23,167)	(48,375)	(23,167)
Total cost of sales	(43,516)	(45,470)	(115,406)	(103,319)

GROSS PROFIT (LOSS)	(12,791)	4,195	(10,163)	63,813

OPERATING EXPENSES
Selling, general and administrative expenses	110,029	74,764	305,482	174,727
Professional and consulting fees	85,250	3,000	94,250	35,606
Research and development expenses	51,063	12,730	121,699	85,025
Depreciation	3,586	3,296	11,106	11,335
Total Operating Expenses	249,928	93,790	532,537	306,693

LOSS FROM OPERATIONS	(262,719)	(89,595)	(542,700)	(242,880)

OTHER INCOME (EXPENSES)
Other income	379	48	532	240
Interest income	84	-	119	57
Imputed interest expenses on
due to stockholders	(6,663)	(9,978)	(31,061)	(19,554)
Loss on disposals of property
and equipment	-	(10)	-	(1,391)
Total Other Expenses, net	(6,200)	(9,940)	(30,410)	(20,648)

LOSS FROM OPERATIONS BEFORE TAXES	(268,919)	(99,535)	(573,110)	(263,528)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(268,919)	(99,535)	(573,110)	(263,528)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(3,071)	(5,492)	(47,855)	(13,503)

COMPREHENSIVE LOSS	$(271,990)	$(105,027)	$(620,965)	$(277,031)

Net loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	28,703,267	26,500,000	27,703,287	26,500,000

The accompanying notes are an integral part of these financial statements

3

NORTHPORT CAPITAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(573,110)	$(263,528)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	24,319	23,422
Depreciation	11,106	11,335
Loss on disposals of property and equipment	-	1,391
Stocks issued for services	1,000	-
Imputed interest expenses on due to stockholders	31,061	19,554
Changes in operating assets and liabilities
Decrease (Increase) in:
Prepaid expenses and other current assets	(32,404)	(346)
(Decrease) Increase in:
Accounts payable	(549)	8,069
Other payables and accrued liabilities	330,763	(19,900)
Deferred revenue	(38,065)	(46,016)
Other taxes payable	(421)	(748)
Net cash used in operating activities	(246,300)	(266,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23,995)	(260,935)
Proceeds on disposals of property and equipment	-	6,709
Net cash used in investing activities	(23,995)	(254,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock	100,000	-
Repayment of note payable	(109,378)	-
Due to stockholders	445,805	585,608
Net cash provided by financing activities	436,427	585,608

EFFECT OF EXCHANGE RATES ON CASH	(70,818)	(14,309)

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,314	50,306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,934	24,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,248	$74,768

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During 2008, the Company issued 2,400,012 shares of common stock valued at $1,200,006 to settle amounts due to stockholders.

The accompanying notes are an integral part of these financial statements

1

NORTHPORT CAPITAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2008, the consolidated results of operations and comprehensive loss for the three months and nine months ended September 30, 2008 and 2007, and consolidated cash flows for the nine months ended September 30, 2008 and 2007. The consolidated results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

Commitments

The Company leases office spaces from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at a monthly rental of $761 and $1,715 respectively.

As of September 30, 2008, the Company has outstanding commitments of $11,616 with respect to the above operating leases, which are due in 2009.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Stocks issued for services

On February 25, 2008, the Company issued 1,000,000 common shares of restricted common stock to the original inventor of the Colorstar technology in return for his agreement to continue his services employment with the Company and to continue his research and development activities on Colorstar. The stock was valued at $0.001 par value. The Company recognized consulting expense of $1,000 included in professional and consulting fees for the nine months ended September 30, 2008.

(B) Unregistered sales of equity securities

On August 11, 2008, the Company issued a total of 100,000 shares of common stock at $1 per share to two third parties.

(C) Stocks issued for settlement of loans

On August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

NOTE 6	RELATED PARTY TRANSACTIONS

On July 10, 2008, note payable of $109,378 was assigned by the lender to a stockholder of the Company. Immediately after this assignment, the Company is indebted to the stockholder for $109,378.

On August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

As of September 30, 2008, a stockholder loaned $23,177 to the Company as unsecured loan and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $6,663 and $31,061 for the three and nine months ended September 30, 2008 respectively.

NOTE 7	SEGMENTS

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the nine months ended September 30, 2008 and 2007:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$99,795	$5,448	$105,243
Gross profit (loss)	32,764	(42,927)	(10,163)
Net loss from operations	(246,694)	(212,060)	(458,754)
Total assets	105,635	347,466	453,101
Depreciation and amortization	15,982	19,443	35,425

2007
Revenues	$166,423	$709	$167,132
Gross profit (loss)	86,271	(22,458)	63,813
Net loss from operations	(107,228)	(89,886)	(197,114)
Total assets	158,410	233,534	391,944
Depreciation and amortization	28,133	6,624	34,757

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Nine months ended September 30,
	2008	2007

Total net loss for reportable segments	$(458,754)	$(197,114)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(94,250)	(48,133)
Others	(20,106)	(18,281)
	$(573,110)	$(263,528)

NOTE 8	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,599,411 at September 30, 2008. The Company’s current liabilities also exceed its current assets by $394,027 and the Company used cash in operations of $246,300. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 10	SUBSEQUENT EVENTS

(A) Acquisition of a subsidiary

On October 9, 2008, the Company entered into a material definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Service Co Ltd. (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company valued at $2 per share. The consideration was based on 51% of five times the estimated first year’s net earnings of Ling Xiao. After completion of a review of Ling Xiao operations and its audited financial statements for the period ended March 31, 2009, the parties agree to issue additional Northport Capital Inc. treasury shares to cover any excess profit beyond the formula estimate of 2,700,000 shares. Ling Xiao is engaged in travel agency business.

(B) Annual General Meeting

On October 9, 2008, the stockholders approved the following:

(i) The stockholders approved a plan of merger for the reincorporation of the Company from Colorado to Washington State, and to change of the name of the Company to “Northport Network Systems, Inc.” which became effective on November 7, 2008;

(ii) The stockholders approved the authorization of one hundred million (100,000,000) shares of preferred stock with a par value of $.001 in connection with the reincorporation merger; and

(iii) The shareholders approved the Company’s 2008 Stock Option Plan authorizing the issuance of two million seven hundred fifty thousand (2,750,000) shares of common stock of the Company.

Item 2.                     Management’s Discussion and Analysis of Financial Conditions and Results of Operation

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and nine month periods ended September 30,2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine month periods ended September 30,2008 included in this quarterly report.

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

During 2007 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that the latest Colorstar model met all operating conditions established by management. We launched commercial introduction of the Colorstar kiosks during the three month period ended March 31, 2008 and currently a total of 12 units are installed. No significant advertising or promotion activities related to these kiosk units have been undertaken to date. Manufacture of additional units is currently in process.

The Company had a total accumulated deficit of $ $ 1,599,411 at September 30, 2008. Management has taken steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. The Company is actively pursuing private placement funding as well as enhanced banking arrangements, both of which would enhance stockholders’ investment and ensure ongoing corporate operations.

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 30,000,012 shares were issued and outstanding, fully paid and non-assessable as at September 30, 2008.

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

On August 25, 2008 the Board of Directors of the Company approved a filing of a definitive Schedule 14A regarding proxy documents for the Company’s Annual Meeting of Shareholders (the “Annual Meeting”). The Schedule 14A stated that the Company’s Annual Meeting date will be October 9, 2008 and the Record Date for the Annual Meeting will be August 27, 2008. The specific agenda items were as follows:

(i) The shareholders would be asked to approve a plan of merger for the reincorporation of the Company from Colorado to Washington State, and also change the name of the Company to “Northport Network Systems, Inc.”;

(ii) The shareholders would be asked to approve a requirement that not less than twenty-five percent (25%) of all the votes entitled to be cast on an issue will have the right to call a special meeting of the shareholders by submitting a written demand to the Company;

(iii) The shareholders would be asked to elect Zhao Yan, Zhongbo Jia and James Wang to serve as directors of the Company;

(iv) The shareholders would be asked to approve the authorization of one hundred million (100,000,000) shares of preferred stock with a par value of $.001 in connection with the reincorporation merger;

(v) The shareholders would be asked to approve a Company 2008 Stock Option Plan authorizing the issuance of two million seven hundred fifty thousand (2,750,000) shares of common stock of the Company; and

(vi) The shareholders would be asked to approve the appointment of Jimmy C.H. Cheung & Co. as the Company’s independent accountants.

Subsequent Events

At the Annual Meeting held on October 9, 2008, all of the agenda items were approved and after all state government approvals had been received, a Form 8K was filed on November 17, 2008 confirming the above changes. A new NASD trading symbol will be requested as will a new CUSIP number and IRS tax number.

Facilities

Our North American executive office consists of approximately 100 square feet of temporary space located at Suite #4200, 601 Union Street, Seattle, Washington, 98101. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225. The telephone numbers used at the location are 206-652-3451 and 206-508-3689 and the facsimile number is 206-652-3205.

The Company’s China business operates from a 557 square meter office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian. We use this facility for all corporate activities as well as Tenet production, design and training functions. The Company leases this office space from third parties under two operating leases which expire on January 31, 2009 and March 9, 2009 respectively at monthly rental rates of $761 and $1,715 respectively.

As of September 30, 2008, the Company has outstanding commitments of $11,616 with respect to the above operating leases in Dalian.

China Operations

To date, our business operations have been entirely conducted through our wholly owned Chinese subsidiary, Dalian Beigang. The business operates in two separate industries- Tenet tax filing software systems and Colorstar digital photo processing kiosk technology applications. As at September 30,2008, we had 8243 Tenet subscribers in Dalian and had installed a total of twelve Colorstar kiosks which are operational.

Tenet is also available in the city of Yingkou through a co-operation agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, which is a Chinese computer manufacturer and retailer (“Lenovo Yingkou”). A key decision in the selection of Lenovo Yingkou as the Tenet licensee in Yingkou was their excellent relationship with the Yingkou tax bureau which had been stated to us independently by the Yingkou tax bureau management. As at September 30, 2008, Lenovo Yingkou had 886 subscribers.

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

As of September 30,2008, there were 8243 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 886 subscribers in Yingkou, Liaoning province. During the past two years, a number of free online tax declaration systems have e merged and these offer almost the same function as the Tenet system in terms of reporting. Although there are security and service problems, these systems are free and have attracted business users. As a result, the number of users in the Tenet System as at September 30,2008, has dropped from the number as at the 2005 year-end.

Management is currently reviewing the Tenet system in terms of continuing or shutting down this division. A decision on this issue will be made by year end 2008.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Test models of the latest version were installed in various locations in and around Dalian beginning in June 2007, including malls, hotels, telephone retail shops, and internet cafes. Total expenditures on research and development undertaken by Dalian Beigang on this project for the years ended December 31, 2006 and 2007, amounted to $125,146 and $100,822, respectively. Expenditures related to ongoing research and development of Colorstar in the three month period ended September 30, 2008 were $51,063 as compared to $12,730 during the comparable period in 2007.

On February 6, 2008, we filed a Form 8-K announcing that, on February 1, 2008, Dalian Beigang had entered into a material definitive agreement with China Netcom (Group) Co., Ltd. (“CNC”), which is entitled Cooperation Agreement for Self-Service Digital Printing Business (the “Agreement”). Under the Agreement, beginning February 1, 2008, CNC will supply retail space and ADSL internet connections to a total of 564 of Dalian Beigang’s Colorstar digital photo processing kiosk units for a period of two years, after which the parties will have the option to extend the Agreement further. To date, a total of one kiosk unit is in operation at a CNC facility under this agreement and we expect the balance to be delivered and installed by the end of second quarter 2009.

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

Colorstar Manufacturing

Manufacturing of all units required for the CNC agreement has been delayed although Dalian Beigang expects that all 542 units will be manufactured and installed by the end of the second quarter 2009. Currently Dalian Beigang has subcontracted manufacture and assembly of the units to an independent manufacturing company located in Dalian. We have identified multiple component suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.

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

To date, units have had a Company staff person in attendance at all times to ensure customer familiarity with Colorstar operational features and to explain questions or issues that users may have. The plan is for these attendant functions to be handled by the retail partner staff after an initial operating period, likely 90 days. Since each unit is always connected to the Colorstar central server, management will always be able to identify maintenance, usage numbers or repair issues that arise for each individual unit. Dalian Beigang has established an online website to allow digital photo downloading direct from customers with photos mailed direct to customers or allowing them to pick up photos at their nearest Colorstar kiosk upon presentation of an order PIN number. Revenues from this site have been minor to date as no formal PR or advertising program has yet to be implemented.

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

During December 2007, two completed Colorstar units were shipped to Richmond, British Columbia, Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed during fourth quarter 2008.

Sales and Marketing

In China, marketing of Colorstar to date has involved a team of four people making direct sales calls to major potential joint venture partners such as China Netcom and others. In addition, there are a number of potential franchise-type relationships being discussed with individuals in Dalian city itself. These franchise-type arrangements await completion of formal documentation and availability of manufacturing financing. Initial test units have been installed at locations under an informal franchise arrangement. Agreements with other potential partners await various approvals. On February 1, 2008, the Company entered into an agreement with China Netcom for supply and operation of 564 Colorstar units in Liaoning Province. Detailed disclosure of this agreement was by way of Form 8-K on February 6, 2008 and a news release of the same date. As at September 30, 2008, we had twelve kiosk units installed at facilities in and around Dalian. All are operational.

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

Employees and Staffing

We had 79 full-time employees as of September 30, 2008. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 74 in Dalian, 2 in Yingkou and 1 in Beijing. One director operates from North American offices located in Seattle, Washington and one staff person operates from facilities in Richmond, British Columbia.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 79 current staff members of Northport and Dalian Beigang are employed as follows:

Management	11
Accounting	3
Marketing	6
Tenet tax filing systems	10
Software Design/R and D	15
Colorstar Manufacturing	14
Colorstar Operations	15
Yingkou Office	2
Beijing office	1
North American offices and facilities	2
Total	79

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to the risk factors disclosed in our Form SB2 which was declared effective by the SEC on July 13, 2007.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face in respect to our Tenet business is our ability to obtain financing to cover working capital needs and to finance expansion of our Tenet system. In respect to our Colorstar business, we are actively in negotiations with a number of potential investors regarding funding for purposes of Colorstar unit manufacturing. In addition, we are also negotiating bank financing to cover Colorstar kiosk manufacturing costs that we are unable to finance ourselves.

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

The Company is currently assessing the costs and benefits of continuing the Tenet division or shutting it down. A decision on this will be made by the end of forth quarter 2008.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2008	2007	2008	2007

NET SALES
Provision of platform for electronic
filing of tax returns	$28,959	$48,956	$99,795	$166,423
Color photo printing	1,766	709	5,448	709
Total net sales	30,725	49,665	105,243	167,132

COST OF SALES
Provision of platform for electronic
filing of tax returns	(21,757)	(22,303)	(67,031)	(80,152)
Color photo printing	(21,759)	(23,167)	(48,375)	(23,167)
Total cost of sales	(43,516)	(45,470)	(115,406)	(103,319)

GROSS PROFIT (LOSS)	(12,791)	4,195	(10,163)	63,813

OPERATING EXPENSES
Selling, general and administrative	110,029	74,764	305,482	174,727
Professional and consulting fees	85,250	3,000	94,250	35,606
Research and development expenses	51,063	12,730	121,699	85,025
Depreciation	3,586	3,296	11,106	11,335
Total Operating Expenses	249,928	93,790	532,537	306,693

LOSS FROM OPERATIONS	(262,719)	(89,595)	(542,700)	(242,880)

OTHER INCOME (EXPENSES)
Other income	379	48	532	240
Interest income	84	-	119	57
Imputed interest expenses on
due to stockholders	(6,663)	(9,978)	(31,061)	(19,554)
Loss on disposals of property
and equipment	-	(10)	-	(1,391)
Total Other Expenses, net	(6,200)	(9,940)	(30,410)	(20,648)

LOSS FROM OPERATIONS BEFORE TAXES	(268,919)	(99,535)	(573,110)	(263,528)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(268,919)	(99,535)	(573,110)	(263,528)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(3,071)	(5,492)	(47,855)	(13,503)

COMPREHENSIVE LOSS	$(271,990)	$(105,027)	$(620,965)	$(277,031)

Net loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	28,703,267	26,500,000	27,703,287	26,500,000

Revenues

Tenet revenues are received upon execution of new Tenet subscription contracts. Access to the Tenet system requires password usage which is altered annually at renewal dates. Annual fees are paid in advance and are 1200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at September 30, 2008, Dalian Beigang had a total of 8,243 subscribers which reflected a net loss of 338 in subscribers during the previous three months. As at the year ended December 31, 2007, there were 8,562 subscribers in Dalian.

In Yingkou as at September 30, 2008, the Yinkou Lenovo Tenet operation had 886 subscribers, compared to 948 as at December 31, 2007. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed. Customer credit worthiness and bad debts are not material issues in the business.

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at September 30, 2008, a total of $17,914 was classified as deferred revenue, as compared to $55,979 classified as deferred revenue at December 31, 2007.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of September 30, 2008 , there were a total of 12 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $1,766. We are in the process of fabricating the other 563 units needed in order to fulfill our agreement with CNC.

Results of the Three Month Period Ended September 30,2008

Total revenues for the quarter ended September 30, 2008, were $30,725 as compared to $49,665 in the similar period in 2007. The number of Tenet subscribers decreased by 338 during the period. Gross loss for the period was $12,791 and the loss from operations was $262,719. The overall net loss for the quarter was $268,919. The gross profit for the similar period in 2007 was $4,195 and loss from operations for that period was $89,595. The overall net loss for the 2007 comparable period was $99,535. As at September 30,2008, Dalian Beigang had a total of 8,243 subscribers which reflected a net decrease of 338 during the three month period.

The fee schedule for new subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, increasing numbers of subscribers reached the 50% fee level which reduced corporate revenues, especially since there has also been a decrease of some 1,988 subscribers since December 31, 2005, many of which had been year one and two level subscribers.

Because the Company has had insufficient working capital to actively promote the Tenet system to non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers); and 8,243 as at September 30, 2008. The Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

During the three month period, a total of 12 Colorstar kiosks were operational. Revenues received from user operations of such kiosks was $1,766. We have agreements in place for the installation of an additional 552 kiosks which we expect to have installed prior to the end of the second quarter 2009.

Selling, general and administrative expenses were $110,029 for the quarter ended September 30,2008 as compared to $74,764 in the comparable 2007 period. Although our expenses increased during this most recent quarter, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $51,063 was expended on research on the Colorstar digital photo technology during the quarter.

Results of the Nine Month Period Ended September 30,2008

The Company operates in two reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes, and color photo printing. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the nine months ended September 30, 2008 and 2007:

	Provision of platform
	for electronic filing of	Color photo
	tax returns	printing	Total
2008
Revenues	$99,795	$5,448	$105,243
Gross profit (loss)	32,764	(42,927)	(10,163)
Net loss from operations	(246,694)	(212,060)	(458,754)
Total assets	105,635	347,466	453,101
Depreciation and amortization	15,982	19,443	35,425

2007
Revenues	$166,423	$709	$167,132
Gross profit (loss)	86,271	(22,458)	63,813
Net loss from operations	(107,228)	(89,886)	(197,114)
Total assets	158,410	233,534	391,944
Depreciation and amortization	28,133	6,624	34,757

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Nine months ended September 30,
	2008	2007

Total net loss for reportable segments	$(458,754)	$(197,114)
Unallocated amounts relating to corporate operations:
Advisory and professional fees	(94,250)	(48,133)
Others	(20,106)	(18,281)
	$(573,110)	$(263,528)

Total revenues for the nine month period ended September 30, 2008, were $105,243 as compared to $167,132 in the similar period in 2007. Tenet fees continued to decrease as a result of more subscribers reaching the low end of their fee schedule, and our focus on Colorstar operations instead of enhanced Tenet subscription marketing efforts. The number of Tenet subscribers decreased by 338 during the nine months period since December 31, 2007. Gross loss for the period was $10,163 and the loss from operations was $542,700. The overall net loss for the nine month period was $573,110. The gross profit for the similar period in 2007 was $63,813 and loss from operations for that period was $242,880. The overall net loss for the 2007 comparable period was $263,528.

During the nine month period, a total of 12 Colorstar kiosks were installed and became operational. Revenues received from user operations of such kiosks was $5,448. We have agreements in place for the installation of an additional 552 kiosks which we expect to have installed prior to the end of the second quarter 2009.

Sales, general and administrative expenses were $305,482 for the nine month period ended September 30, 2008 as compared to $174,727 in the comparable 2007 period. Although our expenses increased during this most recent period, we have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities in the face of impaired revenues. A total of $121,699 was expended on research on the Colorstar digital photo technology during the period as compared to $85,025 in the 2007 comparable period.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, our cash and cash equivalents increased by $95,314 to $109,248. The increase in cash was due to a combination of sale of shares to new investors and from increased loans provided by certain of our shareholders. As at September 30, 2008, our cash resources were such that we had a negative working capital position of $394,027.

On August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

On July 10, 2008, a note payable of $109,378 was assigned by the lender to a stockholder of the Company. Immediately after the assignment, the Company is indebted to the stockholder for $109,378.

As of September 30, 2008, a stockholder loaned $23,177 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. Pursuant to an agreement dated June 20, 2007, $100,000 is repayable on or before March 31, 2009 and the remaining balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $6,663 and $31,061 for the three and nine months ended September 30,2008 respectively.

As reflected in the accompanying financial statements, the Company has a total accumulated deficit of $1,599,411 at September 30,2008. The Company’s current liabilities also exceed its current assets by $ 394,027 and the Company used cash in operations of $246,300 during the quarter. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. On August 11, 2008, the Company issued a total of 100,000 shares of common stock at $1 per share to two third parties.

Management believes that sale of stock during the period, plus additional shareholder loans received, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2008. The Company is actively pursuing a number of private placement fundings which would further ensure continued operations.

As a result of our agreement with China Netcom, we expect Colorstar revenues to ramp up dramatically, coincident with kiosk installations. Our current plan is to have all 564 kiosk units installed by the end of the second quarter 2009.

Trends and Uncertainties That May Affect Future Results

For the nine months ended September 30, 2008, our cash and cash equivalents increased by $95,314 to $109,248. The increase in cash was due primarily from cash advances from stockholders and sale of new shares.

In order to increase Tenet revenues, we must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and directly competitive systems in Dalian are not likely to emerge given the issues of compatibility and potential problems with different interfaces. As at September 30, 2008, Dalian Beigang had 8243 subscribers of a total potential market of 35,000 business enterprises in Dalian.

As reflected in the accompanying financial statements, we had a total accumulated deficit of $ 1,599,411 at September 30, 2008. Our current liabilities exceed our current assets by $ 349,027 and during the nine month period, we used net cash in operations of $246,300.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative market risks are discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30,2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4(T).              CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in internal control over financial reporting.

There was no significant change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Item 2.                     Unregistered Sales of Equity Security and Use of Proceeds

During the period ended September 30, 2008, we sold 100,000 shares of our stock to two third parties at a price of $1.00 per share.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

On August 25, 2008 the Board of Directors of the Company approved the filing of the Company’s definitive Schedule 14A regarding proxy documents for the Company’s Annual Meeting of Shareholders (the “Annual Meeting”). The Schedule 14A stated that the Company’s Annual Meeting date will be October 9, 2008 and the Record Date for the Annual Meeting will be August 27, 2008.

The results of the voting at the Annual Meeting were disclosed in a Form 8-K filed by the Company on November 17, 2008.

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

NORTHPORT CAPITAL INC.

Per:     /s/ Zhao Yan
            Zhao Yan
            President, Chief Executive Officer, Principal Executive Officer and a director
            Date: November 18, 2008