Form 10-K
period 2008-12-31
Northport Network Systems, Inc.
filed 2009-04-14
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-52728

NORTHPORT NETWORK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Washington	76-0674579
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

601 Union Street, Suite #4200, Seattle, Washington	98101
(Address of Principal Executive Offices)	(Zip Code)

(206) 652-3451
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	NASD OTC BB
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act.: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Our revenue for the year ended December 31, 2008 was: $608,915.

The aggregate market value of the common stock held by non-affiliates of the issuer, based on the last sale price of $1.20 as reported on the NASD OTC BB on November 19, 2008 was $22,363,070. ($1.20 times 18,635,892 shares)

The number of shares of our common stock outstanding as of March 31, 2009 was: 32,700,012.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 32,700,012 shares of common stock outstanding as of March 31, 2009.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Northport Network Systems, Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “ Northport Network”, “Northport” and the “Company” mean Northport Network Systems, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

TABLE OF CONTENTS

PART 1

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

     As used in this annual report, “Northport Network Systems Inc.,” “Northport”, the “Company,” “we,” “us,” or “our” refer to Northport Network Systems, Inc., unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates three separate businesses- (1) TENET (or “Tenet”), a tax filing and preparation service for federal commercial taxpayers in Dalian, Liaoning Province in the People’s Republic of China (“PRC”). Tenet, developed and designed by Dalian Beigang, and further engineered through collaboration with the Dalian National Tax Bureau beginning in January of 1999, is geared only towards Chinese commercial business owners and not individual tax filers; and (2) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be fully commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.; and (3) Dalian Beigang owns a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which will use a terminal version of the Colorstar platform in their travel booking locations.

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205.

The Company’s Dalian Colorstar and Tenet business operates from an office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian, China. The Ling Xiao business in Dalian operates from leased office space in the central area of Dalian at Rooms 2704, 2705, 2706, and 1101 in the Yue Xiu Building, No.82 Xin Kai Road, Xi Gang District, Dalian, China

Ling Xiao in Shenyang operates from office and dormitory facilities located at No. 109- 6-1 Nanjing North Street, Peace District, Shenyang, China.

Corporate History

We were originally incorporated in Colorado as dotcom.netmgmt.com Inc. on July 25, 2000. The authorized number of common shares was set at 25,000,000 at a par value of $0.001 with no preferred shares authorized.

The original planned business was an Internet website designed to assist small business owners. From formation until 2004, we engaged in no significant operations other than organizational activities. We received no revenues during this period.

On April 28, 2004, we held a special shareholder’s meeting at which our authorized capital was increased from 25,000,000 common shares, $0.001 par value to 100,000,000 common shares, $0.001 par value. At the same meeting the two original directors and officers resigned and Zhao Yan, Zhong Bo Jia and James Wang were elected as new directors. Zhao Yan was appointed president and James Wang appointed as secretary/treasurer. At the same meeting the issued common shares of 6,250,000 were split on a four to one basis resulting in a new total of 25,000,000 issued common shares and retained the same par value of $.001. At the same meeting our name was changed from dotcom-netmgmt.com Inc to Northport Capital Inc.

We entered into an agreement dated June 23, 2005, to acquire 100% of Dalian Beigang, an existing Chinese tax software and data processing business. The June 23, 2005 agreement required Company shareholder approval as well as PRC government approval by way of the issuance of a business license for the revised corporate structure, which would be a Wholly Owned Foreign Enterprise (“WOFE”). Pursuant to Chinese laws, within one year after approval of a business license for a WOFE by the Chinese government, the Purchaser must pay the full purchase price to the Sellers.

The Chinese government approved the business license for the WOFE on May 17, 2006, at which time the acquisition closed. A total of 1,500,000 treasury shares of the Company were issued as the purchase price for the acquisition. Subsequently on January 10, 2008, 1,000,000 restricted, common shares were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive. We registered certain of our shares by way of a Form SB2 filing which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 13, 2007. Our common shares began trading on the OTCBB on January 16, 2008 under the symbol NPCA.

On October 9, 2008 at our annual shareholders meeting held in Dalian, China, our shareholders approved the election of our existing three directors and also approved:

-a plan of merger for the reincorporation of the Company from the State of Colorado to the State of Washington and the change of the name of the Company to Northport Network Systems, Inc.;
- the authorization of 100,000,000 shares of preferred stock with a par value of $.001 to be adopted in the Articles of Incorporation, governed by the Washington Business Corporation Act in connection with the reincorporation merger;
- the requirement that not less than 25% of all the votes entitled to be cast on an issue will have the right to call a special meeting of the shareholders by submitting a written demand to the Company;
-the Company’s proposed 2008 Stock Option Plan authorizing the amount of 2,750,000 shares of common stock; and
-ratified the appointment of Jimmy C.H. Cheung & Co as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008.

Approval of these issues was disclosed on Form 8K filed on November 17, 2008. Our original trading symbol was revised to NNWS upon approval of our corporate name change in Washington State to Northport Network Systems, Inc. in November 2008.

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 32,700,012 shares have been issued and outstanding, fully paid and non-assessable as of December 31, 2008. We also have 100,000,000 preferred shares authorized at a par value of $.001 of which none are currently issued.There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Throughout this Form 10K report, we have used an exchange rate of $1.00 US = 6.96 Rmb (Chinese yuan) for all conversions except those taken directly from our audited financial statements which may vary marginally from this rate. The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, and significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Dalian Beigang is duly organized, validly existing and in good standing under the laws of the People’s Republic of China. The original business enterprise was incorporated in the PRC on June 20, 1997. The original business license issued to Dalian Beigang ended on June 19, 2007 and has been renewed until June 8, 2026.

In accordance with the Chinese Articles of Association, the registered capital of Dalian Beigang at the date of incorporation of June 20, 1997, was $144,928 (RMB 1,200,000) which was fully paid on June 19, 1997, in cash by the stockholders. On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association, and as at December 31, 2007, Dalian Beigang was required to fulfill a total registered capital contribution of $30 million of which $10 million was payable on or before April 16, 2008 subject to extension allowances. The remaining balance is payable on or before January 16, 2010. The Company was unable to fully pay the increased capital portion during 2008 and as a result, the registered capital of Dalian Beigang remains the actual capital contribution to date of $144,928.

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire a 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. The stockholders of Ling Xiao do not have any prior affiliation with the Company. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times the planned Ling Xiao net earnings for the year ending March 31, 2009. After completion of the review of the Ling Xiao’s operation and the audited financial statements for the year ending March 31, 2009, additional treasury shares of the Company will be issued if the net earning is in excess of the net earning as projected in the formula estimate of 2,700,000 shares. Additional purchase consideration, if any, will be recorded as goodwill.

Principal Products

(A.) Tenet tax filing software

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

Management of Dalian Beigang was advised that their Tenet tax reporting and payment system was China’s first online federal tax reporting/tax payment system. The “Tenet” system is an intranet based online tax filing and payment transfer system, which has been approved by the National Tax Bureau. Only those business users having an agreement for Tenet use with Dalian Beigang can access that system. Revenue flows from subscription agreements with commercial taxpayers.

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

As of December 31, 2008, there were approximately 8243 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 886 subscribers in Yingkou, Liaoning province, which business is operated under a cooperation agreement between Dalian Beigang and Lenovo Corporation. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, the nearest large city, and only 200 km from Dalian. The local partner in Yingkou is Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, a Chinese computer manufacturer and retailer. Lenovo Yingkou is a large computer dealer and service provider in Yingkou maintaining a good relationship with the national tax bureau there. The “Cooperation Agreement,” in its English version, dated September 18, 2002 is Exhibit 10.1 in our SB-2 filing.

Under the agreement, Dalian Beigang was responsible for computer hardware configurations, software development and system debugging of the online tax declaration and payment system server. Dalian Beigang is also responsible for technical support and troubleshooting of the system, timely updating of the system and maintaining all aspects of the system on request of Yingkou National Taxation Bureau; must provide timely reports to Yinkou Lenovo of the user management software and complete operating mode of the online tax declaration and payment system, for support in technology and business to Yingkou Lenovo, and also for training of two persons as management of Yingkou Lenovo and two lecturers who are responsible for training users of the system in Yingkou. Dalian Beigang must also provide a full time qualified person to Yingkou Lenovo for instruction, assistance and guidance.

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

Although there are security and service problems with many available, competitive systems, most are free and have attracted business users. As a result, the number of users of the Tenet system has continually declined since its initial introduction.

In late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its TENET tax filing system. We are currently negotiating with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations in 2009.

(B.) Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2007 and 2008, and such expenditures amounted to $100,822and $162,894, respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and were in operation as at December 31, 2007. Dalian Beigang entered into an agreement on March 1, 2008 to supply a total of 542 Colorstar units to various Internet cafe locations and also retail telephone store locations in Liaoning Province in China. The agreement partner was China Netcom, a significant Chinese landline and broadband supplier with annual revenues in excess of $1.0 billion US. The agreement called for monthly service fees to be paid to China Netcom and revenues to be divided on an 85-15 percent basis between Dalian Beigang and China Netcom. A detailed Form 8K was filed on March 6, 2008 which provided details of the agreement. As at December 31, 2008, only a total of 6 units had been installed under the agreement. The delays were directly attributed to the Company’s lack of working capital required to manufacture Colorstar kiosks at a contracted manufacturing facility located in Dalian. To date, a total of only 24 units have been produced. An enhanced version of the kiosk design has been completed but commercial production awaits availability of funding to cover manufacturing costs.

Shortly after the original China Netcom contract was signed, the China Netcom Network system was closed and did not accept any new business from May 1st to October 30, 2008 for the sake of ensuring the safety of the Beijing Olympic Games. The network system was opened again in November 2008, but China Netcom and its planned merger partner China Unicom commenced a re-structure program, including a name change to China Unicom. The agreement terminated on February 1, 2009 and we are in negotiations to renew. It is unlikely that such renewal will occur given the current re-structure focus of China Unicom. However, management is actively in discussion with other retail groups in China with respect to similar agreement arrangements.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design has proved successful and is the current commercial model. The Company`s website at www.northportnetwork.com includes photos of actual test installations in various locations.

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

Revenue from the sale of color photo printing services is derived from our own and affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales were $6,532 and $1,403 for fiscal 2008 and 2007, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, net sales and costs of services generated by the license operation are included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices were $428 and $815 for fiscal 2008 and 2007, respectively.

For sale from its own operation, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

During December 2007, two completed Colorstar units were shipped to Vancouver Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed by the end of second quarter 2009.

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

(C.) Ling Xiao Aviation Booking Operations

Ling Xiao was registered with the Shenyang Industrial and Commercial Administration on September 26, 2007 and its business term is approved until September 2017. Ling Xiao is principally engaged in the air-ticketing agency business. In addition to its operation in the city of Shenyang, Liaoning Province in the PRC, Ling Xiao assumed all of the business operations of Dalian Ling Xiao Aviation Service Co., Ltd (“Dalian Ling Xiao”) on October 10, 2008. Dalian Ling Xiao is owned by the stockholders of Ling Xiao and is principally engaged in an air-ticketing agency business in the City of Dalian.

Since we provide travel-related services through our website, we are subject to all of the PRC laws and regulations relating to the telecommunications industry and Internet, and regulated by various government authorities, including the Ministry of Information Industry and the State General Administration of Industry and Commerce.

The travel industry in China is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulatory regulations governing travel agencies in China include:
-Administration of Travel Agencies Regulations (1996), as amended;
-Telecommunications Regulations (2000);
-The Administrative Measures for Telecommunications Business Operating Licenses (2001)

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration to conduct cross-border travel business, and a license from the provincial-level tourism administration to conduct domestic travel agency business.

In China, the business of air ticket bookings being conducted online still remain in its early stages. Currently, it is only promoted in the larger cities and not in medium and smaller cities. Published statistics show that in 2008, there were some 192 million passenger flights that were booked online in China, among them 8.22 million in Dalian and 6.80 million in Shenyang. The quantity of booking air ticket online in Liaoning Province accounted for 7.82% of total China bookings. To start up an online booking service in a particular city, it is necessary to obtain a business license and a franchise license (or special permits) issued by the China Air Transportation Association. Typically the business license is valid for 10 years and the franchise license is valid for 1 year, after which the enterprise must pass a rigid evaluation and examination. If successful, a new license will be issued.

Ling Xiao is a leading retailer of air tickets in northeast China. We aggregate information on flights and enable our customers to make informed and cost-effective flight bookings. We also sell charter flight seating. We target our services primarily at business and individual travelers in our area of focus in northeast China. We act as agent in substantially all of our transactions . We derive our air-ticketing revenues mainly through commissions. The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from one airline alone accounted for 84 % of the Company’s total revenues for the year ended December 31, 2008. As of December 31, 2008, accounts receivable from this airline was $272,678.

We believe that we are the largest air ticket booking facility in Dalian in terms of the number of air tickets booked and sold and are rapidly expanding our business in Shenyang. Once established there, we intend to expand elsewhere in other northeast China urban areas. Our airline ticket suppliers include all major Chinese airlines and many international airlines that operate flights originating from China. We are among the few airline ticket booking entities in China that maintain a centralized reservation system and ticket fulfillment infrastructure . Our customers can make flight reservations on their chosen routes and arrange ticket payment and delivery through us directly or third-party agencies located in northeast China.

We offer our services to customers through an advanced transaction and service platform consisting of our centralized toll-free, 24 hour customer service center and website. In 2008, transactions effected through our customer service center accounted for over 90% of our transaction volume.

We sell air tickets for all major domestic Chinese airlines, including Air China, China Eastern Airlines, China Southern Airlines, Hainan Airlines and Shanghai Airlines and a number of international airlines operating flights that originate from cities in China.

In air-ticketing transactions, a customer generally pays the ticket delivery agent upon delivery of the ticket. The customer has the option of picking up a ticket at a Ling Xiao ticketing office or obtaining an electronic ticket. In 2008, China mandated full scale use of electronic ticketing, or E-ticketing, systems for all air travel. We believe that E-ticketing allows us to execute air-ticketing transactions more efficiently. E-ticketing also makes our business expansion into other northeastern China cities easier and more efficient. The airline industry, including airline ticket pricing, is regulated. Therefore, we have no discretion in offering discounts on the air tickets we sell. Our commission rate per ticket usually increases as the total number of tickets we sell for an airline increases.

Other products and services accounted for a small portion of our total revenue in 2008.

Transaction and Service Platform

Our customers can reach us for their travel-related needs through either our toll-free customer service center or our website.

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of December 31, 2008, we employed approximately 90 customer service representatives, all of whom participated in formal training programs before commencing work.

We have a Chinese-language website located at www.lingxiao.net.

When we acquired a 51% equity interest in Ling Xiao, on October 9, 2008, our purchase price and preliminary allocation of net assets was determined as follows:

Cash and cash equivalents	$26,583
Other receivables and deposits	42,337
Due by stockholders	190,851
Due from related companies	3,400
Total current assets	263,171
Property and equipment, net	2,536
Goodwill	3,114,938
Total assets	3,380,645
Less: Accrued liabilities	(2,205)
Other taxes payable	(18,283)
Minority interest	(120,157)
Total purchase price	$3,240,000

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

In addition to the patent filing, we have registered the trade names “Colorstar” and “Tenet” in China.

Employees and Staffing

We had 152 full-time employees as of December 31, 2008. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 54 in Dalian and 2 in Yingkou. The Ling Xiao subsidiary operates with 80 staff in Dalian and 15 in Shenyang. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 152 current staff members of Northport and Dalian Beigang are employed as follows:

Management	9
Accounting	8
Marketing	6
Tenet tax filing systems	9
Software Design/R and D	11
Colorstar Operations	11
Yingkou Office	2
Ling Xiao Dalian	80
Ling Xiao Shenyang	15
North American Seattle Office	1

Total	152

ITEM 1A. Risk Factors.

Prospective investors should carefully consider the risks described below, in conjunction with other information and our consolidated financial statements and related notes included elsewhere in this Form 10K.. You should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries that you may be familiar with. Our business, financial condition and results of operations could be affected materially and adversely by any or all of these risks. Where financial results for our China operations are commented upon in US dollars, an exchange rate of $1.00 = 6.96 Renminbi (Yuan) has been used, except where numbers are directly taken from our audited financial statements..

Risk Factors Relating to the Company and its Businesses

We have yet to attain profitable operations and our accountants believe there is substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,861,946 at December 31, 2008. The Company had an accumulated deficit of $1,026,301at its year end of December 31, 2007. The Company’s current liabilities also exceed its current assets by $374,278 and the Company used cash in operations during the year ended December 31, 2008 of $80,276. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations. As of December 31, 2008, a stockholder has loaned $173,432 to the Company as an unsecured loan and imputed interest computed. In addition, on August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of shareholder loans owed by the Company in the aggregate amount of $1,200,006 at a conversion price of $0.50 per share.

As of December 31, 2008, the Company is indebted to a stockholder for a note payable in the amount of $109,378. In addition, during the year, a stockholder loaned $173,432 to the Company as an unsecured loan with imputed interest computed at 5% per annum on the amount due. The balance is repayable on demand. Management believes that such financing will allow us to continue operations for the remainder of 2009. The Company is actively pursuing additional equity funding, bank financing for its planned Colorstar operations, a potential e-mall website, Ling Xiao expansion, potential merger or acquisition candidates and strategic partners; any of which would enhance stockholders’ investment.

Revenues for the year ended December 31, 2008, were $608,915 as compared to $236,981 during the previous fiscal year ended December 31, 2007. The fee schedule for new Tenet subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During 2008, almost all of our subscribers were at the 50% fee level which reduced corporate revenues. During 2008, the new subscriber rate has been less than the number that have cancelled their subscriptions.

Because the Company has had insufficient working capital to actively promote and market to Tenet non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers that year), and 8,243in Dalian as at December 31, 2008 (which included minimal new subscribers during 2008), and 886 in Yingkou. As described above, we are currently in discussions with the Dalian national Tax Bureau so as to allow us to update our Tenet system for our subscribers. If we are unable to successfully conclude these discussions, we will have no option but to cease Tenet operations in 2009.

If we are successful and as described elsewhere, the Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company. During 2008, the Company devoted a significant portion of its surplus capital to the Colorstar project development, which further increased losses and working capital deficiencies.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon our ability to raise additional capital, obtain financing and succeed in our future operations.

Limitations on Liability and Indemnification of Directors and Officers May Result in Expenditures by the Company.

The Company’s bylaws provide that it must indemnify its directors and officers to the fullest extent permitted under Washington law against all liabilities incurred by reason of the fact that the person is or was a director or officer of the Company or a fiduciary of an employee benefit plan, or is or was serving at the request of the Company as a director or officer, or fiduciary of an employee benefit plan, of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

The effect of these provisions is potentially to indemnify the Company’s directors and officers from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with the Company. Pursuant to Washington law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of: (a) acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law; (b) unlawful distributions; or (c) any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

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

We have sustained losses in the past and may experience earnings declines or net losses in the future.

We sustained net losses in the periods prior to 2008. We cannot assure you that we can sustain profitability or avoid net losses in the future. We expect that our operating expenses will increase and the degree of increase in these expenses will be largely based on anticipated organizational growth and revenue trends. As a result, any decrease or delay in generating additional sales volume and revenue could result in substantial operating losses.

We may be subject to litigation for information provided on our websites, which may be time-consuming to defend.

Our websites contain information about the various divisions of our business operations, both in English and Chinese print. It is possible that if any information, accessible on our websites, contains errors or false or misleading information, third parties could take action against us for losses incurred in connection with the use of such information. Any such claims, with or without merit, could be time consuming and costly to defend, result in litigation and divert management’s attention and resources.

We could be liable for breaches of security on our websites and fraudulent transactions by users of our websites.

We conduct a portion of our transactions through our websites. In such transactions, secured transmission of confidential information (such as customers’ air ticket reservation information, credit card information, personal information and billing addresses) over public networks is essential to maintain consumer and supplier confidence. Our current security measures may not be adequate. Security breaches could expose us to litigation and possible liability for failing to secure confidential customer or supplier information and could harm our reputation and ability to attract customers.

If we are unable to attract, train and retain key individuals and highly skilled employees, our business may be adversely affected.

If our business continues to expand, we will need to hire additional employees, including management personnel to maintain and expand our networks, information technology and engineering personnel to maintain and expand our websites, customer service centers and systems, and customer service representatives to serve an increasing number of customers for Colorstar, Ling Xiao and other planned operations in China and in North America. If we are unable to identify, attract, hire, train and retain sufficient employees in these areas, users of our websites and Colorstar equipment may have negative experiences and turn to our competitors, which could adversely affect our business and results of operations.

A slow-down of economic growth in China may adversely affect our growth and profitability.

Our business and operations are primarily based in China and almost all of our revenues are derived from our operations in China. Accordingly, our financial results have been, and are expected to continue to be, affected by the growth in the economy in China. Although the economy in China has grown significantly in the past decades, we cannot assure you that growth will continue or that any slow-down will not have a negative effect on our businesses. For our Ling Xiao business, any slow-down of economic growth in China could reduce expenditures for travel, which in turn may adversely affect our operating results and financial condition.

Our limited operating history makes evaluating our business and prospects difficult.

We began our operations in 2006. As a result, we have a limited operating history for you to evaluate our business. It is also difficult to evaluate our prospective business, because we may not have sufficient experience to address the risks frequently encountered by early stage companies using new and unproven business models and entering new and rapidly evolving markets, including markets for online commerce including air ticket booking. These risks include our potential failure to:

  obtain new customers at reasonable cost, retain existing customers, encourage repeat purchases or convert visitors to our websites into customers;

  increase awareness of our Colorstar and Ling Xiao brand sand continue to build user loyalty;

  adequately and efficiently operate, upgrade and develop our platform systems that we use to develop additional applications for the technology;

  maintain adequate control of our expenses;

  attract and retain qualified personnel;

  respond to technological changes; and

  respond to competitive market conditions.

If we are unsuccessful in addressing any of these risks, our business could be materially and adversely affected.

The requirement for additional financing will affect future profitability.

We continue to experience cash shortages from ongoing development of the Colorstar technology. We will require additional cash infusions to finance the expected growth of our Colorstar business, including purchases of inventory and computer equipment. The Company is anticipating raising minimum funding of $500,000 over the next 12 months and that such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

As at December 31, 2008 the corporate cash resources were such that we had a negative working capital position of $374,278. Management has downsized its Tenet software development staff and reduced all unnecessary expenditures. However, we have added additional staff for our planned Colorstar operations and revenues from installed units, combined with proposed bank inventory financing, should positively impact our existing cash and working capital positions. We estimate that cash flows from ongoing shareholder loans, planned Ling Xiao profit generation and planned installed Colorstar units will be sufficient to allow continuing operations for the next twelve months.

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

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. In particular, our success is highly dependent upon the efforts of our President and Chief Executive Officer, our Vice President, our Manager of Technology and our directors; the loss of whose services would have a material adverse effect on our success and development. In addition, the CEO of Ling Xiao, Chen Mei Zhou ,

All of our management team located in China currently have signed employment agreements with us. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. None of the executives have key life insurance policies on their lives and the loss of any one of them could have a negative cash effect on our business.

Risks Related to Conducting Business in China

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

As this may specifically relate to our business segments, we face an emerging economy where laws and regulations are continually changing. Increased requirements for system security and integrity could result in the requirement for us to expend additional funds to enhance our systems to meet new regulatory rules.

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

We are a Washington corporation and subject to the laws of the United States. Our principal business is conducted through a wholly-owned subsidiary that operates in China. Our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationship between the U.S. and China. This relationship may adversely influence the Chinese government and public opinion of U.S. corporations conducting business in that country and may affect our ability to obtain or maintain regulatory approvals to operate in China.

Our business may be adversely affected by internal Chinese issues such as boycotts, strikes, protests and government sanctions which may impede our ability to operate our business in China.

Our business in China could be affected by government sanctions, or strikes, boycotts, protests and other actions which could result from political issues between the United States and China. These are issues of which we would have no control over. Should such events occur, we would attempt to distance ourselves as much as possible from local negative actions and could even consider shutting our business down until such time as the negative actions have subsided. To date no such actions have occurred that affected our China business and we anticipate no such actions occurring in Dalian, Shenyang or elsewhere in northeast China, based on our understanding of current events in that region of China.

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

Management is unaware of any additional current regulations, or any new regulations that are pending introduction, that are currently required by Dalian Beigang in respect to its business operations or its Tenet, Ling Xiao or planned Colorstar systems. Neither the Company nor Dalian Beigang has ever been found to be in violation of any PRC law or regulation.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because substantially all of our revenues are currently in the form of RMB, any restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund our business activities outside China or to make dividend payments in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange of the People’s Republic of China is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries’ capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Online payment systems in China are at an early stage of development and may restrict our ability to expand our online commerce service business.

Online payment systems in China are at an early stage of development. Although major Chinese banks are instituting online payment systems, these systems are not as widely available or acceptable to consumers in China as in the United States and other developed countries. In addition, only a limited number of consumers in China have credit cards or debit cards, relative to countries like the United States. The lack of adequate online payment systems may limit the number of online commerce transactions that we can service. If online payment services do not develop, our ability to grow our online commerce business may be limited.

The Internet market has not been proven as an effective commercial medium in China.

The market for Internet products and services in China has only recently begun to develop. The Internet penetration rate in China is lower than those in the United States and other developed countries. Since the Internet is an unproven medium for commerce in China, our future operating results from online services will depend substantially upon the increased use and acceptance of the Internet for distribution of products and services and facilitation of commerce in China.

The Internet may not become a viable commercial marketplace in China for various reasons in the foreseeable future. Issues that could detract from Internet development in China include:

  consumer dependence on traditional means of commerce;

  inexperience with the Internet as a sales and distribution channel;

  inadequate development of the necessary infrastructure to facilitate online commerce;

  concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet;

  inexperience with credit card usage or with other means of electronic payment; and

  limited use of personal computers.

If the Internet is not widely accepted as a medium for online commerce in China, our ability to grow our online business would be impeded.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our wholly-owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated Chinese entities in China to honor their service agreements with us. Almost all of these agreements are governed by PRC law and disputes arising out of these agreements are expected to be decided by arbitration in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The continued growth of Chinese Internet market depends on the establishment of an adequate telecommunications infrastructure.

In China, almost all access to the Internet is maintained through state-owned telecommunication operations under the administrative control and regulatory supervision of China’s Ministry of Information Industry. In addition, the national networks in China connect to the Internet through government-controlled international gateways. These international gateways are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure, China Telecom and China Unicom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop aggressively the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

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

Restrictions on the Ability of our Subsidiary to pay Dividends.

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

The PRC government regulates the air-ticketing, travel agency, advertising and Internet industries. If we fail to obtain or maintain all pertinent permits and approvals or if the PRC government imposes more restrictions on these industries, our business may be adversely affected.

The PRC government regulates the air-ticketing, travel agency, advertising and Internet industries. We are required to obtain applicable permits or approvals from different regulatory authorities to conduct our business, including separate licenses for Internet content provision, air-ticketing, advertising and travel agency activities. If we fail to obtain or maintain any of the required permits or approvals, we may be subject to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be adversely affected.

In particular, the Civil Aviation Administration of China, or CAAC, regulates pricing of air tickets as well as commissions payable to air- ticketing agencies. If restrictive policies are adopted by CAAC or any of its regional branches, our air-ticketing revenues may be adversely affected.

Risk Factors Relating to the Company’s Colorstar Industry

The requirement for additional financing will affect future profitability.

Currently the Company uses its existing cash resources to finance construction of Colorstar test units. We anticipate that our current sales and marketing efforts will result in agreements being entered into under which we will be required to provide Colorstar units for partner retail locations, Since we intend to maintain ownership of all Colorstar units at all times, we must fully finance all manufacturing, assembly and operating costs. Our current banking arrangements will not cover such needs, however we are in discussions with a number of other Chinese banking entities regarding a 100% inventory financing program for orders in hand. We believe that such bank financing will materialize. In the event that it does not, then we will be forced to implement a program whereby we sell the Colorstar units for a fee and then charge an ongoing monthly fee to operate such units on behalf of the purchasers. Alternatively we would scale back proposed Colorstar operations which would have a negative effect on planned operations and on the financial health of the Company.

Our Systems May Experience Operating Difficulties as The Number of Colorstar Kiosks Increases.

To date we have had a limited number of kiosk units installed in the Dalian, China area which have been subject to constant and ongoing consumer usage for over eighteen months. The current model unit has achieved the performance levels which we have set and we have concluded that the unit has reached a commercial stage. However, once we start producing units in volume and we start subjecting our server units to increasing unit and transaction volumes, we could expect operational issues may develop that could seriously impact our financial performance and ability to enter into further agreements or franchise-type arrangements. Our historical expertise in developing the Tenet system, with its online security and access systems, makes us confident that we have the expertise to correct any issues that may arise from Colorstar unit operations.

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

Introduction of Colorstar into North America and Elsewhere Could be restricted Due to Local regulatory Compliance issues.

Currently we have two Colorstar units located in Vancouver, Canada where they are being analyzed to determine any and all issues that could affect performance and regulatory compliance if the units were to be introduced into the North American marketplace. We expect that such analysis will be completed by second quarter 2009, after which the North American Colorstar business plan should be finalized.

Competition could have a materially adverse effect on our business.

In China, we expect that stand alone digital photo kiosks produced by other manufacturers will continue to be introduced into the marketplace. Management`s assessment of potential market demand is such that competition is inevitable and likely from significant players such as Kodak, Sony and others. Our plan is to aggressively approach the geographical markets that we have expertise in and to establish operating relationships with large partners, who have retail locations located in areas where we currently do not conduct business. Based on our market research to date, we believe that Colorstar units are more cost efficient and provide higher quality photo products that all other photo production units currently on the market. Hence, we believe that we will have a significant competitive advantage in our planned expansion in China. In North America, we are currently analyzing Colorstar units to confirm regulatory compliance and user acceptance in the United States and in Canada. Once that analysis is completed, we will then finalize our business plan for that market.

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

Risk factors relating to our Ling Xiao Travel Services Business

Growth in the Overall Economy and Demand for Travel Services in China.

We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in China. According to the statistical report published on the website of the National Bureau of Statistics of China on February 28, 2007, GDP per capita rose from RMB 9,398 (US$1,135) to RMB15,973 (US$2,047), representing a 14% compound annual growth rate. This growth led to a significant increase in the demand for travel services. According to the statistical report published on the website of National Bureau of Statistics of China on February 28, 2007, domestic tourism spending grew from RMB387.8 billion (US$46.9 billion) in 2002 to RMB623.0 billion (US$79.8 billion) in 2006, representing a compound annual growth of 13%. However, current economic conditions have changed and such continued growth rates are not now expected. A slow-down of the Chinese economy, will have a material and adverse effect on the travel industry in China, which in turn would harm our business.

Our business may be harmed if our infrastructure and technology are damaged or otherwise fail or become obsolete.

Our customer service center and substantially all of our computer and communications systems are located at single facilities in Dalian and Shenyang and are therefore vulnerable to damage or interruption from human error, computer viruses, fire, flood, power loss, telecommunications failure, physical or electronic break-ins, sabotage, vandalism, natural disasters and similar events. We currently do not have backup systems and do not carry business interruption insurance to compensate us for losses that may occur.

We use an internally developed booking software system known as 8000e that supports the aspects of our booking transactions. Capacity constraints could cause unanticipated system disruptions, slower response times, poor customer service, impaired quality, and delays in reporting accurate financial and operating information. These factors could cause us to lose customers , which will have a material and adverse effect on our results of operations and financial condition.

Declines or disruptions in the travel industry generally could reduce our revenue.

A large part of our Ling Xiao business is driven by the trends that occur in the travel industry in China, including the airline and tour sectors. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. We could be severely affected by declines or disruptions in the travel industry and in many cases, have little or no control over those changes.

Seasonality in the Travel Service Industry.

The travel service industry is characterized by seasonal fluctuations and accordingly our Ling Xiao revenues may vary from quarter to quarter. Typically, the revenues generated during the summer season of each year generally are higher than those generated during the winter season, mainly because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Chinese New Year holiday, during which our customers reduce their business activities.

Risk Factors Relating to the Company’s Capital Stock

There is no significant trading market for our common stock as yet and if a market for our common stock does not develop, our investors will be unable to sell their shares.

We currently have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the trading symbol NNWS. The trading market for our common stock has not yet developed to any significant level. We cannot provide our investors with any assurance that a significant public market will materialize for our common stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Risks of Dilution in New Stock Issuance.

We intend to approach potential funders, investors and brokerage firms to assist in raising a minimum of $500,000 over the next 12 month period. Such investment, if available at all, will result in dilution of our existing shareholder’s holdings. Such dilution percentage could vary dependent upon our acceptance in the investment community as against other investment opportunities available. We anticipate that such financing would result in new share issuances of at least 1,000,000 shares. We` are authorized to issue up to 100,000,000 preferred shares of which none are currently issued and also authorized to issue up to100,00,000 common shares of which only 32,700,012 are currently issued.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. Based upon the registration of stock in our registration statement, selling stockholders may be reselling a substantial number of our shares of common stock which have been issued and are available for resale when any significant market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

The Ling Xiao business in Dalian operates from leased office space in the central area of Dalian at Rooms 2704, 2705, 2706, and 1101 in the Yue Xiu Building, No.82 Xin Kai Road, Xi Gang District, Dalian, China

Ling Xiao in Shenyang operates from office and dormitory facilities located at No. 109- 6-1 Nanjing North Street, Peace District, Shenyang, China and lease payments are $1,681 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 2008 we held our annual shareholders meeting at our offices in Dalian China. At the meeting, our shareholders approved all of the proposals listed below which were provided in Form 14 Proxy documents and presented at the meeting for vote and discussion:

Proposal 1:

To re-elect the current three (3) directors to serve until the next annual meeting of shareholders; A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against the election of each of the directors nominated by the Board. All votes were identical for all three nominees. There were no abstentions.

Proposal 2:

To approve a plan of merger for the reincorporation of the Company from the State of Colorado to the State of Washington and the change of the name of the Company to Northport Network Systems, Inc.; A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against regarding approval of a plan of merger for the reincorporation of the Company from Colorado to Washington State and also to change the name of the Company to Northport Network Systems, Inc. There were no abstentions.

Proposal 2A:

To approve the authorization of 100,000,000 shares of preferred stock with a par Value of $.001 to be adopted in the Articles of Incorporation, governed by the Washington Business Corporation Act in connection with the reincorporation merger. A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against regarding approval of authorization of 100,000,000 shares of preferred stock with a par value of $.001 to be adopted in the Articles of Incorporation governed by the Washington Business Corporation Act in connection with the reincorporation merger. There were no abstentions.

Proposal 2B:

To approve the requirement that not less than 25% of all the votes entitled to be cast on an issue will have the right to call a special meeting of the shareholders by submitting a written demand to the Company. A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against regarding approval for the requirement that not less than 25% of all the votes entitled to be cast on an issue will have the right to call a special meeting of the shareholders by submitting a written demand to the Company. There were no abstentions.

Proposal 3:

To approve the Company’s proposed 2008 Stock Option Plan authorizing the amount of 2,750,000 shares of common stock; A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against regarding approval of the Company’s proposed 2008 Stock Option Plan authorizing the amount of 2,750,000 shares of common stock. There were no abstentions.

Proposal 4:

To ratify the appointment of Jimmy C.H. Cheung & Co as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008; A total of 20,910,000 shares were voted in favor and 125,000 shares were voted against regarding approval of appointment of our auditors for the next fiscal year. There were no abstentions.

Accordingly, all proposals were approved by the shareholders.

Disclosure of approval of the merger and other related issues was disclosed in Form 8K filed with the SEC on November 17, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Common Stock

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol “NPCA” since January 2008 and changed to “NNWS” in November 2008. The following table sets forth the high and low bid price per share of our common stock for the quarters during 2008. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2008	$1.20	$1.00
September 30, 2008	$1.25	$1.10
June 30, 2008	$1.48	$0.26
March 31, 2008	$1.98	$0.10

We had 251 registered shareholders of record as of December 31, 2008.

Penny Stock Rule

Our shares currently comply with the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that has to comply with the penny stock rules. As our shares will likely have to comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Our common stock commenced trading on the NASD OTC Bulletin Board on January 16, 2008 under the symbol “NPCA.” and changed to “NNWS” in November, 2008. During 2007 there was no formal market for our shares.

Holders of Common Stock

As of December 31, 2008, we had approximately 251 shareholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

During 2008, we undertook the following share transactions involving our common stock:

On February 25, 2008, the Company issued 1,000,000 shares of restricted common stock to the original inventor of the Colorstar technology in return for his agreement to continue his services employment with the Company and to continue his research and development activities on Colorstar. The stock was valued at $0.001 par value. The Company recognized consulting expense of $1,000 included in legal and professional fees for the year ended December 31, 2008.

On August 11, 2008, the Company issued a total of 100,000 shares of common stock at $1 per share to two third parties for cash

On August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

On October 9, 2008, the Company entered into an agreement to acquire a 51% equity interest in Ling Xiao with a purchase price of 2,700,000 common shares of the Company. These shares have not yet been printed and issued to the shareholders of Ling Xiao but will be during second quarter 2009.

Equity Compensation Plan Information

The Company currently has no equity compensation plan in place for its employees, consultants or directors.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is our historical financial data with respect to the fiscal years ended December 31, 2008, 2007, 2006, and 2005. The information is only a summary. This information has been derived from, and should be read in conjunction with, our historical Unaudited Condensed Consolidated Financial Statements and Consolidated Financial Statements and related notes beginning on page F-1 and the section entitled "Management's Discussion and Analysis" beginning on page 26.

Selected Historical Financial Data

		As of and for the Year Ended December 31,
		2008	2007	2006	2005

Total revenues		$608,915	$236,981	$382,309	$706,923
Income (loss) from operations		$(680,276)	$(400,922)	$(161,932)	$93,371
Net income (loss)		$(818,894)	$(435,901)	$(186,571)	$58,283

Net income (loss) per share: basic and diluted		$ (0.03)	$ (0.02)	$ (0.01)	$ 0.00
Wt. Avg. shares outstanding: basic and diluted		28,897,265	26,500,000	26,500,000	26,500,000
Total assets		$4,862,828	$367,656	$118,326	$235,123
Long-term debt including capital lease, obligations, net of current portion	$		$100,000	$-	$-
Shareholders' equity/deficit		$2,959,499	$(747,901)	$(314,363)	$(127,505)

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2009 as we anticipate through greater market penetration within China and possible introduction of our Colorstar technology into the United States and operating and other efficiencies and to otherwise manage our planned rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for our Colorstar products, (iv) the success of Ling Xiao air-ticket operations in Dalian, Shenyang and other potential northeastern China city locations where Ling Xiao may decide to commence business operations therein; (v)characterization of our market by new products and rapid technological change and an ability to adapt to the same; (vi) our ability to compete against other companies that have greater economic and human resources than we do; (vii) our dependence on key personnel; (viii) our ability to attract and retain quality employees; (ix) ) our dependence on manufacturers and suppliers; (x) our ability to protect technology through patents; (xi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xii) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (xiii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xiv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2008; (xv) our non-payment of dividends and lack of plans to pay dividends in the future; (xvi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xvii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the current holders of our common stock; (xviii) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xix) indemnification of our officers and directors.

Since inception of our Chinese subsidiary, we have been primarily engaged in the commercial tax filing software systems business, with operations located in Dalian city in Liaoning province in northeast China. Since 2005, we have also undertaken a research and development program of a proprietary digital photo processing technology, (`Colorstar`), which has now been commercialized in a kiosk format. The technology has been developed as a “platform”, thus allowing additional applications to be developed for the kiosk technology besides the photo processing use. Very preliminary revenues have been generated in 2007 and in 2008 and we anticipate a number of agreements with retail store partners to develop in 2009. Subsequent to December 31, 2007, we entered into an agreement on March 1, 2008 to supply and operate a total of 564 Colorstar kiosks in conjunction with China Netcom, a significant Chinese telecom company. A form 8K was filed on March 6, 2008 regarding this agreement signing. This agreement has now lapsed and we do not expect renewal because of customer re-structuring of their business which will preclude arrangements such as we had originally entered into. We also acquired a 51% equity interest in a China based air ticket booking business known as Ling Xiao which is generating business and expanding rapidly.

Results of Operations-
Fiscal Year Ended December 31, 2008 Compared to Fiscal year Ended December 31, 2007

The Company currently operates its business exclusively through its Chinese subsidiary. Dalian Beigang has three businesses; one being a business of providing platforms to customers in Dalian China for electronic filing of federal tax returns and payment of taxes(Tenet), a second being the supply and operation of stand alone, digital photo processing kiosks in partnership with retail locations, either by way of license or franchise-type arrangements; and the third being an air ticket booking business known as Ling Xiao which has operations in the north eastern China cities of Shenyang and Dalian, and in which the Company has a 51% equity interest. Revenues for Tenet take the form of annual fees paid by new and renewing subscribers. We provide services to our customers based on fixed-price contracts. We recognize services-based revenue from all of our contracts when the service has been performed, the customer has approved the completion of services and an invoice has been issued and collectability is reasonably assured. Revenue received by us for future services not yet performed is deferred. In late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its TENET tax filing system. We are currently negotiating with representatives of the Federal

Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations in 2009.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis.

Revenues from Ling Xiao take the form of commissions earned from air ticket bookings to a number of China airlines as conducted through Ling Xiao’s in-house call centers and also through a network of some 300 independent travel agents that utilize Ling Xiao’s proprietary booking systems.

The Company operates in three reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes, color photo printing and air-ticketing agency services. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2008 and 2007:

Provision of platform
for electronic filing of		Color photo	Air-ticketing
	tax returns	printing	agency	Total
2008
Revenues	$123,163	$11,760	$473,992	$608,915
Gross profit (loss)	38,082	(61,132)	272,868	249,818
Net income (loss) from operations	(322,796)	(289,326)	58,543	(553,579)
Total assets	42,151	427,026	1,284,160	1,753,337
Depreciation and amortization	19,531	26,935	1,829	48,295

2007
Revenues	$234,763	$2,218	$-	$236,981
Gross profit (loss)	132,322	(8,155)	-	124,167
Net loss from operations	(147,281)	(152,960)	-	(300,241)
Total assets	35,221	310,474	-	345,695
Depreciation and amortization	36,427	10,424	-	46,851

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2008	2007

Total net loss for reportable segments	$(553,579)	$(300,241)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(217,771)	(106,545)
Others	(47,544)	(29,115)
	$(818,894)	$(435,901)

Revenues/Sales

Revenues for the year ended December 31, 2008, were $608,915 as compared to $236,981 during the previous fiscal year ended December 31, 2007. The primary reason for the increase was due to the acquisition of a 51% equity interest in Ling Xiao on October 9, 2008 and the allocated revenues from Ling Xiao since that date. The fee schedule for new Tenet subscribers calls for annual fees payable in advance and decreasing incrementally over a three year period. The annual fee in year three is 50% of the initial year one annual fee payment. During the past year, almost 100% of subscribers had reached the 50% fee level which reduced corporate revenues. Revenues of Dalian Beigang are also affected by an annual average decrease of approximately 7% of subscribers that cease business every year and do not re-subscribe and also approximately 5% of business subscribers that merge with other entities, change their core business or move operations outside of Dalian city. During 2007 our Dalian subscriber base increased by only 19 although our existing subscriber base remained constant. There were minimal new subscribers enrolled during 2008.New subscribers pay annual fees of 1200 Yuan and thereafter, the annual fees incrementally decrease over three years until they reach a base of 600 Yuan per annum, or 50% of year one annual fees.

Because the Company has had insufficient working capital to actively promote non-subscribers in Dalian, there have been fewer new subscribers at the high annual rate and a substantial percentage of subscribers are at the reduced rates. Subscriber numbers were 10,237 as at December 31, 2005 (which included 169 new subscribers); 8,562 as at December 31, 2006 (which included 102 new subscribers), 8,581 as at December 31, 2007(which included 19 new subscribers) and 8,243 as at December 31, 2008. As described elsewhere, the Company must raise sufficient funds in order to provide working capital for sales and marketing efforts to promote Tenet and increase the new subscriber numbers. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company.

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

As described above, in late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its TENET tax filing system. We are currently negotiating with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations in 2009.

During 2007 and 2008 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that this latest Colorstar model met all operating conditions established by management and had reached a commercial stage. Due to failure by the Company to generate working capital to pay for manufacturing of kiosks, only 12 units were produced in 2008 and none are currently in service. Until such time as the Company can raise sufficient capital to cover kiosk manufacturing costs, expansion of this division will be limited.

During the period since acquisition of a 51% equity interest in Ling Xiao by the Company, Ling Xiao generated net revenue of $473,992 which was generated from air ticket bookings incurred since October 9, 2008 of 99,517,732 yuan ($14,298,524.). The material majority of revenues originated from air ticket bookings with other income totalling less than $30,000 during the period.

Revenue Recognition

The Company recognizes revenues under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

--Electronic tax filing services

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

Revenues are received upon execution of new Tenet subscription contracts. Annual fees are paid in advance and are 1,200 Yuan for year one; 960 Yuan for year two; 720 Yuan for year three and 600 Yuan each year thereafter. As at December 31, 2008, Dalian Beigang had a total of 8,243 subscribers.

In Yingkou, a joint venture Tenet operation is operated by Lenovo Corporation and there were 886 subscribers as at December 31, 2008, compared to 880 as at December 31, 2005. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang receives 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

All fees are paid annually in advance. Access to the Tenet system requires password usage which is altered annually at renewal dates. Typically, sales representatives sign up new subscribers after which subscribers attend training sessions at the Dalian office facility. Thereafter, new subscribers are eligible to attend additional training sessions at no charge if needed.

As described above, in late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its TENET tax filing system. We are currently negotiating with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations in 2009.

--Color photo printing services

Revenue from the sale of color photo printing services is derived from its own and affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are not included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales were $6,532 and $1,403 for fiscal 2008 and 2007, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, net sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices were $428 and $815 for fiscal 2008 and 2007, respectively.

For sale from its own operation, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

--Air-ticketing agency services

The Company receives commissions from travel suppliers for air-ticketing services through the Company’s transaction and service platform under various services agreements. Commissions from air-ticketing services rendered are recognized after air tickets are issued, net of estimated cancellations. The Company presents revenues from such transactions on a net basis in the statements of operations as the Company, generally, does not assume inventory risks and has no obligations for cancelled airline ticket reservations. Contracts with certain airlines contain discretionary escalating commissions that are paid to the Company subject to achieving specific performance targets. Such discretionary escalating commissions are recognized when the air tickets are issued and performance guarantees, if any, are achieved.

Selling, General and Administrative Expenses.

General and administrative expenses were $532,093 in 2008, as compared to $299,761 in 2007; an increase of 177%. This increase was primarily a result of the costs incurred with attempted commercialization of Colorstar, increased travel to North America to investigate market opportunities and ongoing public entity related legal and audit costs. In addition, during the year we added administrative staffing for the Colorstar project, which also added to overall general expenses. Overall legal and audit costs in 2008 were $217,771 as compared to

$106,545 in 2007.Depreciation costs were similar at $17,336 in 2008 as compared to $17,961 in 2007.Research and development expenses were $162,894 in 2008 as compared to $100,822 in 2007. Losses from operations were $680,276 in 2008 as compared to losses of $400,922 in 2007 with the loss due primarily to the public professional services costs, reduced new Tenet subscribers, reduced annual fees for Tenet renewal clients and increased support costs in anticipation of the Colorstar product launch. After consideration for miscellaneous expenses of positive $6,614 in 2008 and positive $34,979 in 2007( both positive figures due to interest expenses), net loss for the comparable year periods of 2008 and 2007 were $818,894 and $435,901 respectively.

Gross profit for fiscal year 2008 was $249,818 as compared to $124,167 in 2007—this reflected a favorable change of $125,651 compared to fiscal year 2007. Gross profit as a percentage of revenues decreased from 52 % in fiscal year 2007 to 41% in fiscal year 2008. The favorable change in gross profit was due primarily to the addition of Ling Xiao revenues and profits generated there from.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2008 and 2007 were $162,894 and $100,822 respectively

Payroll and Employees Benefits Expense

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $16,147 and $11,851 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

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

Dalian Beigang is not required to make further appropriations to the statutory reserve funds after 2004 as the funds have exceeded 50% of its registered capital after the 2003 appropriation.

In 2008, Ling Xiao appropriated $16,751 to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 to 10 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	2 to 5 Years

The following is a summary of property and equipment at December 31:

	2008	2007

Motor vehicles	$155,430	$145,657
Color photo printing machines	309,389	88,475
Furniture and office equipment	186,307	117,996
Construction in progress - color photo printing machine	-	191,915
	651,126	544,043
Less: accumulated depreciation	231,286	198,348
Property and equipment, net	$419,840	$345,695

Depreciation expense for the years ended December 31, 2008 and 2007 was $48,295 and $46,851 respectively.

Net Income (Loss) and earnings (Loss) per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed on a similar basis to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The increase in loss per share was primarily the result of increased administrative costs and legal and audit requirements as components of the public company disclosure process .

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,861,946 at December 31, 2008 as compared to an accumulated deficit of $1,026,301 at its year end of December 31, 2007. The Company’s current liabilities exceed its current assets by $374,278 and the Company used cash in operations during the year period ended December 31, 2008 of $80,276. As of December 31, 2008, we had yet to issue the 2,700,000 treasury shares to the Ling Xiao shareholder as payment for the 51% equity interest acquired by the Company in October 2008. This share issuance was valued at $3,240,000.

Contractual cash commitments for the fiscal years subsequent to December 31, 2008, are summarized as follows:

The Company leases office spaces from certain third parties under ten operating leases which expire on dates between January 31, 2009 and September 30, 2013 at monthly rentals of between $58 and $1,715.

As of December 31, 2008, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$53,951
2010	44,936
2011	35,501
2012	35,015
2013	26,261
$195,664

For the year ended December 31, 2008, our cash and cash equivalents increased by $426,292 to $440,226 project.

With respect to our Tenet operation, we must be able to generate sufficient capital to advertise and promote our Tenet system to Dalian businesses not yet utilizing the system. The local national tax authorities support our program and competitive systems in Dalian are not likely given the issues of compatibility and potential problems with different interfaces. As of December 31, 2008, Beigang had 8,243 subscribers of a total potential market of 35,000 business enterprises in Dalian alone.

As reflected in the accompanying financial statements, we had an accumulated deficit of $1,861,946 at December 31, 2008. Our current liabilities exceed our current assets by $374,278 and during the year period, we used cash in operations of $80,276. Our auditor commented that these factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar and Tenet operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year.

Cash Used in Operating Activities

Cash used in operating activities was $80,276 during the year ended December 31, 2008, as compared to $374,893 during the year ended December 31, 2007.

Cash Used in Investing Activities

Cash used in investing activities was a negative amount of $98,327 comprised primarily of issues related to the Ling Xiao acquisition.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During 2008, we converted an amount of $1,200,006 to common stock at a rate of $.50 per share and also sold 100,000 shares at a rate of $1.00 per share. As at December 31, 2008, our capital account reflected total investments of $1,525,270 which included original share purchases, debt to equity conversions and imputed interest on stockholder advances.

During 2008, specific financing activities totaled $539,176 and which included sale of securities for $100,000 and additional stockholder loans of $439,176.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,861,946 as at December 31, 2008 that includes a net loss of $818,894 for the year ended December 31, 2008. The Company’s total current liabilities exceed its total current assets by $374,278 and the Company used cash in operations of $80,276. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. Our attached, audited financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also actively pursuing additional funding and potential merger and acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Revenue Recognition

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at December 31, 2008, a total of $5,023 was classified as deferred revenue.

Substantially all of the Company’s revenue is generated from the Ling Xiao travel booking business, the sale of electronic tax filing service contracts and color photo printing services. Effective December 31, 2008, the electronic tax filing business ceased all revenue generating activities, pending resolution of a change in China Tax Bureau policy regarding provision of Tenet-type services... During 2008, the Company recognized revenue from the sale of electronic tax filing service contracts and color photo printing services under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition, where persuasive evidence of an arrangement exists; the service is rendered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled.

The Company provided electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers was billed on approval of the contracts and based on the terms included in the contracts. Revenue was recognized rateably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed was deferred. On early termination of the contracts, the fees received in advanced are refunded to the customers.

Revenue from the sale of color photo printing services is derived from affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relations.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agent’ sales were $6,532 and $1,403 for fiscal 2008 and 2007, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices were $428 and $815for fiscal 2008 and 2007, respectively.

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

Foreign currency translation

Northport Network and Dalian Beigang maintain their accounting records in their functional currencies of US$ and RMB respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive loss in the statements of operations and stockholders’ equity. The foreign currency translation loss for the years ended December 31, 2008 and 2007 was $46,737 and $29,810 respectively

The financial statements of Dalian Beigang and Ling Xiao whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

Valuation of Inventories

In our Tenet business, we had minimal inventories on hand since the business entails online access to our systems. Inventory typically takes the form of brochures and training manuals for potential new subscribers. For Colorstar, it is our intention to continue to own all units and to enter into agreements with business partners to place kiosks in their retail facilities, with all operational management to be handled by us, and for revenues to be split on an 85-15 percent basis between us and the agreement partner.

Our Colorstar manufacturing process will add all inventories into assets rather than revenue based inventories because of our strategy to maintain ownership of all kiosks at all times.

Ling Xiao inventories consist primarily of brochures and marketing related documents.

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

Income and Other Taxes and Obligatory Payments

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Northport Network was incorporated in the United States and has incurred net operating loss for income tax purposes for 2008 and 2007. Northport Network has net operating loss carry forwards for income taxes amounting to approximately $506,844 as at December 31, 2008 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, no deferred tax asset benefit has been recorded. The tax benefit not recorded at December 31, 2008 and 2007 was $172,327 and $83,084 respectively. The net change in the tax benefit for 2008 was an increase of $89,243.

Dalian Beigang and Ling Xiao were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.

Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by their local government for a grace period of either for the next 5 years or until the tax holiday term expire, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain approved industries, such as the agriculture, fishing, and environmental protection. Entities in approved industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates respectively.

Prior to 2007, Dalian Beigang being registered as a new and high technology enterprise is entitled to an income tax reduction from 33% to 15%. This tax benefit was not available in 2008.

The income tax expense for 2008 and 2007 was $51,160 and $0 respectively.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Federal tax rate on net loss	$(233,543)	$(148,206)
Valuation allowance
Northport Network	89,243	46,125
Dalian Beigang	160,770	45,036
Foreign tax differential	34,690	57,045
Actual tax expense	$51,160	$-

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

In 2008, Ling Xiao appropriated $16,751 to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTAL DATA.

The financial statements of the Company are included following the signature page to this Form 10-K commencing on page 48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our President and Chief Executive Officer, Zhao Yan, our Northport Chief Financial Officer James Wang and our Dalian Beigang Chief Financial Officer, Zi Feng Liu, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of our Chief Executive Officer, our Northport Chief Financial Officer and the Dalian Beigang Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Company’s Chief Executive Officer, our Northport Chief Financial Officer and our Dalian Beigang Chief Financial Officer identified no material weakness in our Company’s disclosure controls and procedures as of December 31, 2008, We will state that the disclosure controls and procedures as at December 31, 2008 were effective and we concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

During 2007 we installed and implemented a custom software program known as “Northport Office Anywhere-2007”, which was custom designed for us by Lenovo Corporation. The system provides us with a complete document edit and control function and requires authorized approvals prior to any financial transaction or entry being concluded. Our test procedures concluded that the system is fully functional and provides us with an acceptable process of accounting and financial control so as to ensure correct financial reporting.

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

Management’s Report on Assessment of Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting in our financial statements prior to December 31, 2008.

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

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers:

Name	Age	Position with Company
Yan Zhao	55	Chairman of the Board, Chief Executive Officer
Zhong Bo Jia	55	Vice President and Director
James Wang	57	Director and Secretary

Yan Zhao – Chairperson and President

Yan Zhao is Chairperson and President of Dalian, China based, Dalian Beigang Information Industry Development Co. Ltd., which she co-founded in 1997. Prior to 1997, she spent five years as general manager of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1992, she was general manager of the Dalian Post and Telecommunication Bureau. Yan Zhao is a 1976 Bachelor of Science graduate of Chang Chun Post and Telecommunications College. She became President and director of Northport in April 2004.

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

Section 16(a) beneficial ownership reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2008, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2008.

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

As of December 31, 2008, a stockholder loaned $173,432 to the Company as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $32,025 and $32,173 for the years ended December 31, 2008 and 2007 respectively.

ITEM 11-EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation for the last fiscal ending year on December 31, 2008, awarded to, earned by, or paid to the persons serving as the Company’s principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

				Option			All	OtherTotal
		Base Salary	Bonus	Awards	Non-Equity		Compensation	Compensation
Name,					Incentive Plan	Change in
		$	$	$	Compensation	Pension	$	$
Principal						Value and
Position	Year	(1)	(2)			Nonqualified

Yan Zhao,	2007	$18,227.48						$18,227.48
Chairperson,			-0-	-0-	-0-	-0-	-0-
President	2008	$21,551.72						$21,551.72

Zhong Bo Jia,	2007	$15,189.87						$15,189.87
			-0-	-0-	-0-	-0-	-0-
Vice President	2008	$17,241.37						$17,241.37

James Wang,	2007	-0-	(5)				-0-	(5)
			-0-	-0-	-0-	-0-		-0-
Secretary	2008	-0-						-0-

(1) Executives residing in China, receive compensation in Chinese Yuan. The U.S. Dollar amounts expressed above have been derived using an exchange rate of $1.00 = 6.96 Yuan.

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

(5) During the 2007 and 2008 fiscal years, Mr. Wang did not receive any compensation for his duties as secretary of the Company.

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

The Company did not offer a pension plan during fiscal year 2008 other than as required by law for China based staff. The full time Chinese employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $16,147 and $11,851 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Employment Bonus Compensation

The Company did not offer any employment bonuses during fiscal year 2008 other than an incentive provided to Zhao Jun, the developer of the Colorstar technology who received 1,000,000 restricted common shares of the Company on February 25, 2008.

Outstanding Equity Awards at Fiscal Year End

The Company did not offer any equity options during fiscal year 2008.

Director Compensation

The Company did not enter into any director compensation arrangements during the fiscal year 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the Company’s outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s Common Stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

NAME	SHARES OWNED	PERCENTAGE OF SHARES OWNED AS AT DECEMBER 31, 2008
Zhao Yan	5,750,000	17.58%
Zhong Bo Jia	3,375,000	10.3%
James Wang	2,239,120	6.84%
All Executive Officers and Directors	11,364,120	34.75%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed or expected to be billed to us by Jimmy C. H. Cheung and Co. for the audit of the financial statements for the fiscal years ended December 31, 2008 and 2007 and for review of registration statements, quarterly reports on Form 10-QSB and annual reviews on Form 10-K/10-KSB for the same fiscal years totalled $52,000 and $52,000, respectively.

Financial Information Systems Design and Implementation Fees

We did not engage Jimmy C. H. Cheung and Co. to provide advice regarding financial information systems design and implementation during the last fiscal year.

Tax Fees

There have been no other fees billed or expected to be billed to us by Jimmy C. H. Cheung and Co. for any other non-audit services, including tax-related services, provided during the last two fiscal years.

All Other Fees

For fiscal years 2008 and 2007, Jimmy C. H. Cheung and Co. did not bill any fees for any other non-audit services rendered to us.

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

PART IV

ITEM 15. EXHIBITS AND REPORTS on FORM 8-K

2.1	Equity Transfer Agreement, dated June 23, 2005, among the Company and the four shareholders of Dalian Beigang Information Industry Development Company Limited (1)

2.2	Amendment to Equity Transfer Agreement dated January 16, 2006 among the Company and the four shareholders of Dalian Beigang Information Industry Development Company Limited (1)

2.3	Equity Transfer Agreement dated October 9, 2008 among Dalian Beigang Information Industry Development Company Limited and Chen Mei Zhou as shareholder of Shenyang Ling Xiao (2)

3.1	Articles of Incorporation (3)

3.3	Bylaws (3)

10.1	Agreement between Dalian Beigang and Yingkou City Beigang Network Information Industry Services Co., Ltd. (1)

10.2	Agreement and Plan of Merger by and Between Northport Capital, Inc. and Northport Network Systems, Inc. (3)

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of CFO*

32.1	Section 1350 Certification of CEO*

32.2	Section 1350 Certification of CFO*

(1)	Previously filed as an exhibit to our amended registration statement on Form SB-2/A filed on December 14, 2006.
(2)	Previously filed as an exhibit to Form 8-K filed on October 16, 2008
(3)	Previously filed as an exhibit to Form 8-K filed on November 17, 2008.

*	Filed herewith

Form 8-K filings during the quarter ended December 31, 2008

October 16, 2008	Form 8K entitled Equity Transfer Agreement disclosing the 51% equity acquisition by the Company of Shenyang Ling Xiao Aviation Service Company Limited;

November 17, 2008

Form 8K disclosing the Plan of Merger between Northport Capital Inc and Northport Network Systems, Inc. and enclosing the Formal Plan of Merger, new Articles of Incorporation of Northport Network Systems, Inc. and By-Laws of Northport Network Systems, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS, INC.,
a Washington corporation

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

Signature and Title	Date

/s/ Zhao Yan	April 13, 2009
Zhao Yan, Director and Chief Executive
Officer

/s/ Zhong Bo Jia	April 13, 2009
Zhong Bo Jia, Vice-President and Director

/s/ James Wang	April 13, 2009
James Wang, Chief Financial Officer and
Director

NORTHPORT NETWORK SYSTEMS, INC.
AND SUBSIDIARIES

(fka Northport Capital Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

NORTHPORT NETWORK SYSTEMS, INC.
AND SUBSIDIARIES

(fka Northport Capital Inc.)

CONTENTS

Jimmy C.H. Cheung & Co
Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Northport Network Systems, Inc.

We have audited the accompanying consolidated balance sheets of Northport Network Systems, Inc. and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northport Network Systems, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had a net loss of $818,894, an accumulated deficit of $1,861,946 and a working capital deficiency of $374,278 and used cash in operations of $80,276. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 6, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong

Tel: (852) 25295500 Fax: (852) 28651067

Email: jchc@krestoninternational.com.hk	Kreston International with offices in Europe

Website: http://www.jimmycheungco.com	America, The Middle East, The Far East and Australia

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
(fka Northport Capital Inc.)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$440,226	$13,934
Accounts receivable, net	448,547	-
Prepaid expenses and other current assets	439,277	8,027
Total Current Assets	1,328,050	21,961

PROPERTY AND EQUIPMENT, NET	419,840	345,695
GOODWILL	3,114,938	-
TOTAL ASSETS	$4,862,828	$367,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$138,455	$549
Other payables and accrued liabilities	1,291,120	170,797
Due to stockholders	173,432	677,378
Note payable	-	109,378
Other taxes payable	94,298	1,476
Deferred revenue	5,023	55,979
Total Current Liabilities	1,702,328	1,015,557

LONG-TERM LIABILITIES
Due to a stockholder	-	100,000

TOTAL LIABILITIES	1,702,328	1,115,557

MINORITY INTERESTS	201,001	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 100,000,000 shares authorized
0 share issued and outsanding	-	-
Common stock, $ 0.001 par value, 100,000,000 shares authorized,
30,000,012 and 26,500,000 shares issued and
outstanding as of December 31, 2008 and 2007
respectively	30,000	26,500
Common stock, 2,700,000 shares to be issued	2,700	-
Additional paid-in capital	4,727,465	160,634
Retained earnings (Accumulated deficits)
Unappropriated	(1,861,946)	(1,026,301)
Appropriated	146,648	129,897
Accumulated other comprehensive loss	(85,368)	(38,631)
Total Stockholders' Equity	2,959,499	(747,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,862,828	$367,656

The accompanying notes are an integral part of these consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
(fka Northport Capital Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

	2008	2007
NET SALES
Provision of platform for electronic
filing of tax returns	$123,163	$234,763
Color photo printing	11,760	2,218
Air-ticketing agency services	473,992	-
Total net sales	608,915	236,981

COST OF SALES
Provision of platform for electronic
filing of tax returns	(85,081)	(102,441)
Color photo printing	(72,892)	(10,373)
Air-ticketing agency services	(201,124)	-
Total cost of sales	(359,097)	(112,814)

GROSS PROFIT	249,818	124,167

OPERATING EXPENSES
Selling, general and administrative	532,093	299,761
Legal and professional fees	217,771	106,545
Research and development expenses	162,894	100,822
Depreciation	17,336	17,961
Total Operating Expenses	930,094	525,089

LOSS FROM OPERATIONS	(680,276)	(400,922)

OTHER INCOME (EXPENSES)
Other income	30,189	331
Interest income	1,352	195
Imputed interest expense on due to stockholders	(32,025)	(32,173)
Loss on disposals of property and equipment	(5,006)	(3,332)
Interest expense	(70)	-
Other expenses	(1,054)	-
Total Other Expenses, net	(6,614)	(34,979)

LOSS FROM OPERATIONS BEFORE TAXES	(686,890)	(435,901)

INCOME TAX EXPENSE	(51,160)	-

MINORITY INTERESTS	(80,844)	-

NET LOSS	(818,894)	(435,901)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(46,737)	(29,810)

COMPREHENSIVE LOSS	$(865,631)	$(465,711)

Net loss per share
-basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the year
-basic and diluted	28,897,265	26,500,000

The accompanying notes are an integral part of these consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
(fka Northport Capital Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Shares to be issued		Additional	Unappropriated	Appropriated	Accumulated other
	Number of		Number of		paid-in	accumulated	retained	comprehensive
	shares	Amount	shares	Amount	capital	deficits	earnings	loss	Total
Balance at December 31, 2006	26,500,000	$26,500	-	$-	$128,461	$(590,400)	$129,897	$(8,821)	$(314,363)

Components of comprehensive loss
Net loss for the year	-	-	-	-	-	(435,901)	-	-	(435,901)
Foreign currency translation loss	-	-	-	-	-	-	-	(29,810)	(29,810)
Comprehensive loss	-	-	-	-	-	-	-	-	(465,711)

Imputed interest on advances from stockholders	-	-	-	-	32,173	-	-	-	32,173

Balance at December 31, 2007	26,500,000	26,500	-	-	160,634	(1,026,301)	129,897	(38,631)	(747,901)

Components of comprehensive loss
Net loss for the year	-	-	-	-	-	(818,894)	-	-	(818,894)
Foreign currency translation loss	-	-	-	-	-	-	-	(46,737)	(46,737)
Comprehensive loss	-	-	-	-	-	-	-	-	(865,631)

Shares to be issued for acquisition	-	-	2,700,000	2,700	3,237,300	-	-	-	3,240,000

Issue of shares to an employee for services	1,000,000	1,000	-	-	-	-	-	-	1,000

Issue of shares to two stockholders for
settlement of loans	2,400,012	2,400	-	-	1,197,606	-	-	-	1,200,006

Issue of shares to two third parties for cash	100,000	100	-	-	99,900	-	-	-	100,000

Imputed interest on advances from stockholders	-	-	-	-	32,025	-	-	-	32,025

Transfer from retained earnings to statutory
and staff welfare reserve	-	-	-	-	-	(16,751)	16,751	-	-

Balance at December 31, 2008	30,000,012	$30,000	2,700,000	$2,700	$4,727,465	$(1,861,946)	$146,648	$(85,368)	$2,959,499

The accompanying notes are an integral part of these consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
(fka Northport Capital Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OP ERATING ACTIVITIES
Net l oss	$(818,894)	$(435,901)
A djusted to reconcile n et lo ss to ca sh u se d in
op erating a ctivities:
Depre ciation - cost of sales	30,959	28,890
Depre ciation	17,336	17,961
Lo ss on disp osals of p rope rty and eq uipme nt	5,006	3,332
Imp uted intere st expen se o n due to stockho lders	32,025	32,173
Stock i ssu ed for se rvice s	1,000	-
Minority intere sts i n su bsidia ry	80,844	-
Cha nge s in op erating a sse ts and li abilitie s
(Increase ) De cre ase in:
Accoun ts recei va ble	(441,586)	-
Pre paid e xp enses and o th er cu rren t assets	(381,690)	(128)
Increase (Decre ase):
Accoun ts payab le	135,730	549
Other p ayable s an d accrued lia bilitie s	1,239,856	5 5,838
Deferre d revenu e	(53,863)	(7 7,207)
Other taxes payab le	73,0 01	(400)
Net ca sh u sed in ope rating activities	(80,2 76)	(37 4,893)

CASH FLOWS FROM INVES TING ACTIVITIES
Acqu isiti on of a su bsidia ry, net of cash an d ca sh e quivalents a cq uired	26,5 83	-
Pu rchase of prop erty and e quip ment	(125,4 94)	(308,792)
Pro ceeds from d isposal s of prop erty an d equipment	584	7,259
Net ca sh u sed in investing activities	(98,3 27)	(301,533)

CASH FLOWS FROM FINANCING ACTIV ITIES
Pro ceed from issu e of common stock	100,0 00	-
Due to stockho lders	439,1 76	697,045
Net cash provided by financing activities	539,1 76	697,045

E FFE CT OF EXCHANGE RATE S ON CASH	65,7 19	(3 1,147)

NE T INCRE AS E (DECREASE) IN CASH AND CASH EQ UIVALENTS	$426,2 92	$(10,528)

CASH AND CASH EQ UIVALENTS AT BEG INNING O F Y EAR	13,9 34	24,462

CASH AND CASH EQ UIVALENTS AT END OF YEAR	$440,2 26	$13,934

S UPPLEME NTAL DISCLOS URE O F CASH FLOW INFO RM ATION
Cash paid fo r in te rest	$70	$-

SUPPLEME NTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During 2008 , the Compan y issued 2 ,4 00,012 sha res of common stock valu ed at $ 1,200,00 6 to settle amoun ts due to stockho lders.
During 2008 , note payable of $109,378 was assigned by the lender to a stockholder of the Company.
During 2008 , the Company has contracted to issue 2,700,000 shares of common stock of the Company at a fair value of $3,240,000 to acquire 51% equity interest in Ling Xia o. As of December 31, 2008, the 2 ,700,000 consideration shares have not been issued to the previous stockholders of the subsidia ry and is recorded as shares to be issued .

The accompanying notes are an integral part of these consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDAIRIES
(fka Northport Capital Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Northport Network Systems, Inc. (“Northport Network”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. (“Dotcom”). The name was changed from Dotcom to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the stockholders approved in the annual general meeting : (i) a plan of merger for the reincorporation of the Company from Colorado to Washington State, and change of the name of the Company to “Northport Network Systems, Inc.” which became effective on November 7, 2008; (ii) the authorization of one hundred million (100,000,000) shares of preferred stock with a par value of $.001 in connection with the reincorporation merger; and (iii) the Company’s 2008 Stock Option Plan authorizing the issuance of two million seven hundred fifty thousand (2,750,000) shares of common stock of the Company. Northport Network is an investment holding company.

Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People’s Republic of China (“PRC”) on June 20, 1997 with its principal place of business in Dalian, PRC.

Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes and color photo printing business in the PRC. The Company owns a trade name “Colorstar” which was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent which was applied for on the color photo printing technology. In accordance with the business permit, the Company’s right of operation expires on June 20, 2026 and is renewable.

On June 23, 2005, Northport Network entered into a definitive agreement with the stockholders of Dalian Beigang in which Northport Network exchanged 100% of the registered and fully paid up capital of Dalian Beigang for $150,000 satisfied by the issue of 1,500,000 shares of common stock of $0.001 par value to the stockholders of Dalian Beigang. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities under common control.

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company. Ling Xiao is engaged in air-ticketing agency services. See Note 2 for details of the transaction.

Northport Network, Dalian Beigang, Ling Xiao are hereafter referred to as (“the Company”).

(B)	Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2008 include the financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The minority interests represent the minority stockholders’ 49% share of the results of Ling Xiao.

The accompanying consolidated financial statements as of December 31, 2007 include the financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang.

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

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with bankers with a maturity of less than 3 months.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

(F)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 to 10 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	2 to 5 Years

(G)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or

Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended December 31, 2008 and 2007, the Company has not recognized any allowances for impairment to its long-lived assets.

(H)	Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for goodwill in accordance with SFAS No. 142 and SFAS No. 141, Business Combinations ( SFAS No. 141 ). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the year ended December 31, 2008.

(I)	Fair value of financial instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instrument is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgments, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

(J)	Minority interests

The minority shareholders’ interest in the equity and net income of Ling Xiao for the year ended December 31, 2008 is included in minority interests in the accompanying consolidated financial statements.

In late 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160’), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We will be required to adopt the provisions of SFAS 160 beginning January 1, 2009. The adoption of FAS 160 will not have significant impact on the financial position and results of operations of the Company.

(K)	Revenue recognition

The Company recognizes revenues under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectibility of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

Electronic tax filing services

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

Color photo printing services

Revenue from the sale of color photo printing services is derived from its own and affiliate operations, which consist of franchise agency and licensing programs. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $6,532 and $1,403 for 2008 and 2007 respectively.

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers’ receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $428 and $815 for 2008 and 2007 respectively.

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

Air-ticketing agency services

The Company receives commissions from travel suppliers for air-ticketing services through the Company’s transaction and service platform under various services agreements. Commissions from air-ticketing services rendered are recognized after air tickets are issued, net of estimated cancellations. The Company presents revenues from such transactions on a net basis in the statements of operations as the Company does not assume inventory risks and has no obligations for cancelled airline ticket reservations. Contracts with certain airlines contain discretionary escalating commissions that are paid to the Company subject to achieving specific performance targets. Such discretionary escalating commissions are recognized when the air tickets are issued and performance guarantees, if any, are achieved.

(L)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2008 and 2007 were $162,894 and $100,822 respectively.

(M)	Income taxes

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

(N)	Foreign currency translation

Northport Network maintains its accounting records in its functional currencies of United States Dollars (“US$”) while Dalian Beigang and Ling Xiao maintain their accounting records in their functional currencies of Renminbi (“RMB”).

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

The financial statements of Dalian Beigang and Ling Xiao whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2008	December 31, 2007
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of year end	US$1=RMB6.8542	US$1=RMB7.3141

Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.96225	US$1=RMB7.6172

The translation difference recorded for the years ended December 31, 2008 and 2007 was loss of $46,737 and $29,810 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(O)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive loss in the statements of operations and stockholders’ equity. The foreign currency translation loss for the years ended December 31, 2008 and 2007 was $46,737 and $29,810 respectively.

(P)	Loss per share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2008 and 2007.

(Q)	Segments The Company operates in three reportable segments, provision of platforms for electronic filing of tax returns and payment of taxes, color photo printing and air-ticketing agency.

(R)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.

2.	BUSINESS COMBINATION

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. The stockholders of Ling Xiao do not have any prior affiliation with the Company. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the planned Ling Xiao’s net earnings for the year ending March 31, 2009. After completion of the review of the Ling Xiao’s operation and the audited financial statements for the year ending March 31, 2009, additional treasury shares of the Company may be issued if the net earnings is in excess of the net earnings projected in the formula for the consideration of 2,700,000 shares. Additional contingent purchase consideration paid, if any, will be recorded as goodwill.

As of December 31, 2008, the 2,700,000 consideration shares have not been issued to the previous stockholders of Ling Xiao and are recorded as shares to be issued. The Company will issue the 2,700,000 consideration shares together with any contingent consideration shares to be issued when this is determined.

Ling Xiao was registered with the Shenyang Industrial and Commercial Administration on September 26, 2007 and its business term is approved until September 2017. Ling Xiao is principally engaged in air-ticketing agency business. In addition to its operation in the city of Shenyang, Liaoning Province in the PRC, Ling Xiao assumed all of the business operations of Dalian Ling Xiao Aviation Service Co., Ltd (“Dalian Ling Xiao”) on October 10, 2008. Dalian Ling Xiao is owned by the stockholders of Ling Xiao and principally engaged in air-ticketing agency business in the City of Dalian, Liaoning Province in the PRC.

The preliminary allocation of the net assets acquired is as follows:

Cash and cash equivalents	$26,583
Other receivables and deposits	42,337
Due by stockholders	190,851
Due from related companies	3,400
Total current assets	263,171
Property and equipment, net	2,536
Goodwill	3,114,938
Total assets	3,380,645
Less: Accrued liabilities	(2,205)
Other taxes payable	(18,283)
Minority interest	(120,157)
Total purchase price	$3,240,000

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$-
Less: cash and cash equivalents acquired	26,583
Net cash inflow	$26,583

The acquisition of Ling Xiao was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Ling Xiao have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of October 9, 2008.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2008, assuming the acquisition of Ling Xiao had occurred and was completed at the beginning of 2008.

Revenues	$1,950,234

Net loss	$(175,869)

Net loss per share
- basic	$(0.01)
- diluted	$(0.01)

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Accounts receivable	$448,547	$-
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$448,547	$-

As of December 31, 2008 and 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Cash at online paying agents	$223,954	$-
Deposits for purchase of color printing machine	88,264	-
Other deposits	38,502	690
Other receivable	67,759	-
Prepaid expenses	6,004	2,565
Due from staff	14,794	4,772
	$439,277	$8,027

5.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2008	2007

Motor vehicles	$155,430	$145,657
Color photo printing machines	309,389	88,475
Furniture and office equipment	186,307	117,996
Construction in progress - color photo printing machine	-	191,915
	651,126	544,043
Less: accumulated depreciation	231,286	198,348
Property and equipment, net	$419,840	$345,695

Depreciation expense for the years ended December 31, 2008 and 2007 was $48,295 and $46,851 respectively.

6.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Due to a minority stockholder of a subsidiary	$414,859	$-
Deposit for purchase of common stock of the Company	426,708	-
Other payables	79,163	28,896
Deposits received	16,048	28,712
Advanced payment from other air-ticketing agents	126,226	-
Accrued liabilities	228,116	113,189
	$1,291,120	$170,797

7.	NOTE PAYABLE

Note payable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Note payable to a third party, interest free, secured by plant and equipment owned by a third party and guaranteed by a stockholder, with no fixed repayment date	$-	$109,378

Interest expense paid for the years ended December 31, 2008 and 2007 was $0 and $0.

8.	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	2008	2007
Numerator:
Net loss used in computing basic and diluted net loss per share	$(819)	$(436)

Denominator:
Shares used in computation of basic and diluted net loss per share
Weighted average issued common stock outstanding	28,276	26,500
Weighted average common stock to be issued	621	-
	28,897	26,500
Basic and diluted net loss per share	$(0.03)	$(0.02)

9.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $16,147 and $11,851 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company leases office spaces from certain third parties under ten operating leases which expire on dates between January 31, 2009 and September 30, 2013 at monthly rentals of between $58 and $1,715.

As of December 31, 2008, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$53,951
2010	44,936
2011	35,501
2012	35,015
2013	26,261
$195,664

(C)	Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to 30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of December 31, 2008, the Company has outstanding capital contribution of $30 million which is payable on or before January 16, 2010. If the Company is unable to fully pay the increased capital of Rmb220 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

(D)	Contingent consideration

As stated in note 2, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the planned Ling Xiao’s net earnings for the year ending March 31, 2009. After completion of the review of the Ling Xiao’s operation and the audited financial statements for the year ending March 31, 2009, additional treasury shares of the Company may be issued if the net earnings is in excess of the net earnings projected in the formula for the consideration of 2,700,000 shares. Additional contingent purchase consideration paid, if any, will be recorded as goodwill.

10.	STOCKHOLDERS’ EQUITY

(A)	Registered capital

Stocks issued for services

On February 25, 2008, the Company issued 1,000,000 shares of restricted common stock to the original inventor of the Colorstar technology in return for his agreement to continue his service employment with the Company and to continue his research and development activities on Colorstar. The stock was valued at $0.001 par value. The Company recognized consulting expense of $1,000 included in legal and professional fees for the year ended December 31, 2008.

Unregistered sales of equity securities

On August 11, 2008, the Company issued a total of 100,000 shares of common stock at $1 per share to two third parties for cash.

Stocks issued for settlement of loans

On August 18, 2008, the Company issued 2,400,012 shares of common stock to 2 stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

Shares to be issued

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company.

As of December 31, 2008, the 2,700,000 consideration shares have not been issued to the previous stockholders of Ling Xiao and are recorded as shares to be issued. The Company will issue the 2,700,000 consideration shares together with any contingent consideration shares to be issued when this is determined.

(B)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2007 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2007, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

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

Dalian Beigang is not required to make further appropriations to the statutory reserve funds after 2004 as the funds have exceeded 50% of its registered capital after the 2003 appropriation.

In 2008, Ling Xiao appropriated $16,751 to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

11.	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Northport Network was incorporated in the United States and has incurred net operating loss for income tax purposes for 2008 and 2007. Northport Network has net operating loss carry forwards for income taxes amounting to approximately $506,844 as at December 31, 2008 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, no deferred tax asset benefit has been recorded. The tax benefit not recorded at December 31, 2008 and 2007 was $172,327 and $83,084 respectively. The net change in the tax benefit for 2008 was an increase of $89,243.

Dalian Beigang and Ling Xiao were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are:

c.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

d.

Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by their local government for a grace period of either for the next 5 years or until the tax holiday term expire, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain approved industries, such as the agriculture, fishing, and environmental protection. Entities in approved industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates respectively.

Prior to 2007, Dalian Beigang being registered as a new and high technology enterprise is entitled to an income tax reduction from 33% to 15%. This tax benefit was not available in 2008.

The income tax expense for 2008 and 2007 was $51,160 and $0 respectively.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Federal tax rate on net loss	$(233,543)	$(148,206)
Valuation allowance
Northport Network	89,243	46,125
Dalian Beigang	160,770	45,036
Foreign tax differential	34,690	57,045
Actual tax expense	$51,160	$-

12.	CONCENTRATIONS AND RISKS

During 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the years ended December 31, 2008 and 2007. No individual customer accounted for more than 10% of accounts receivable as of December 31, 2008 and 2007.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 84 % of the Company’s total revenues for the year ended December 31, 2008. As of December 31, 2008, accounts receivable from this airline was $272,678.

13.	SEGMENTS

The Company operates in three reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes, color photo printing and air-ticketing agency services. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2008 and 2007:

Provision of platform
for electronic filing of		Color photo	Air-ticketing
	tax returns	printing	agency	Total
2008
Revenues	$123,163	$11,760	$473,992	$608,915
Gross profit (loss)	38,082	(61,132)	272,868	249,818
Net income (loss) from operations	(322,796)	(289,326)	58,543	(553,579)
Total assets	42,151	427,026	1,284,160	1,753,337
Depreciation and amortization	19,531	26,935	1,829	48,295

2007
Revenues	$234,763	$2,218	$-	$236,981
Gross profit (loss)	132,322	(8,155)	-	124,167
Net loss from operations	(147,281)	(152,960)	-	(300,241)
Total assets	35,221	310,474	-	345,695
Depreciation and amortization	36,427	10,424	-	46,851

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2008	2007

Total net loss for reportable segments	$(553,579)	$(300,241)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(217,771)	(106,545)
Others	(47,544)	(29,115)
	$(818,894)	$(435,901)

14.	RELATED PARTY TRANSACTIONS

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

As of December 31, 2008, a stockholder loaned $173,432 to the Company as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $32,025 and $32,173 for the years ended December 31, 2008 and 2007 respectively.

15.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,861,946 at December 31, 2008 that includes a net loss of $818,894 for the year ended December 31, 2008. The Company’s total current liabilities exceed its total current assets by $374,278 and the Company used cash in operations of $80,276. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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