Form 10-Q
period 2009-03-31
Northport Network Systems, Inc.
filed 2009-05-19
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission File Number: #000-52728

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
Yes [   ]    No [X]

The number of shares of the Company's common stock issued and outstanding on March 31, 2009 was 32,700,012.

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

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements- Unaudited

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009 (UNAUDITED)

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS

Pages

1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES (“NNWS”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$352,008	$440,226
Accounts receivable, net	626,639	448,547
Prepaid expenses and other current assets	416,238	439,277
Total Current Assets	1,394,885	1,328,050

PROPERTY AND EQUIPMENT, NET	409,027	419,840
GOODWILL	3,114,938	3,114,938
TOTAL ASSETS	$4,918,850	$4,862,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$46,471	$138,455
Other payables and accrued liabilities	1,221,342	1,291,120
Due to stockholders	263,137	173,432
Income and other taxes payable	166,271	94,298
Deferred revenue	5,030	5,023
TOTAL LIABILITIES	1,702,251	1,702,328

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized
nil share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
30,000,012 shares issued and outstanding	30,000	30,000
Common stock, 2,700,000 shares to be issued	2,700	2,700
Additional paid-in capital	4,729,503	4,727,465
Retained earnings (Accumulated deficit)
Unappropriated	(1,899,745)	(1,861,946)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(86,171)	(85,368)
Total NNWS Stockholders' Equity	2,922,935	2,959,499

Noncontrolling interests	293,664	201,001
TOTAL EQUITY	3,216,599	3,160,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,918,850	$4,862,828

The accompanying notes are an integral part of these condensed consolidated financial statements

2

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended
	March 31,

	2009	2008

NET SALES
Provision of platform for electronic filing of tax returns	$1,891	$36,977
Color photo printing	2,440	1,534
Air-ticketing agency services	471,429	-
Total net sales	475,760	38,511

COST OF SALES
Provision of platform for electronic filing of tax returns	(9,770)	(22,547)
Color photo printing	(12,708)	(13,760)
Air-ticketing agency services	(156,550)	-
Total cost of sales	(179,028)	(36,307)

GROSS PROFIT	296,732	2,204

OPERATING EXPENSES
Selling, general and administrative	164,499	85,839
Research and development expenses	25,098	24,616
Depreciation	5,256	4,108
Total Operating Expenses	194,853	114,563

INCOME (LOSS) FROM OPERATIONS	101,879	(112,359)

OTHER INCOME (EXPENSES)
Other income	17,604	26
Interest income	1,083	14
Imputed interest expenses on amount due to stockholders	(2,038)	(10,866)
Interest expense	(917)	-
Other expenses	(163)	-
Total Other Income (Expenses), net	15,569	(10,826)

INCOME (LOSS) BEFORE INCOME TAXES	117,448	(123,185)
Income tax expense	(62,853)	-
NET INCOME (LOSS)	54,595	(123,185)
Less: net income attributable to noncontrolling interests	(92,394)	-
NET LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	(37,799)	(123,185)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(534)	(26,203)
Less: foreign currency gain attributable to noncontrolling interests	(269)	-
Foreign currency translation loss attributable to NNWS common stockholders	(803)	(26,203)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	$(38,602)	$(149,388)

Net loss per share-basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	32,700,012	26,895,604

The accompanying notes are an integral part of these condensed consolidated financial statements

3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,799)	(123,185)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	7,267	7,635
Depreciation	5,256	4,108
Stocks issued for services	-	1,000
Imputed interest expenses on due to stockholders	2,038	10,866
Noncontrolling interests	92,394	-
Changes in operating assets and liabilities
Decrease (Increase) in:
Accounts receivable	(177,503)	-
Prepaid expenses and other current assets	23,587	93
(Decrease) Increase in:
Accounts payable	(92,145)	22
Other payables and accrued liabilities	(71,390)	13,673
Deferred revenue	1	(20,384)
Income and other taxes payable	71,844	(642)
Net cash used in operating activities	(176,450)	(106,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,710)	(14,370)
Net cash used in investing activities	(1,710)	(14,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	89,474	167,144
Net cash provided by financing activities	89,474	167,144

EFFECT OF EXCHANGE RATES ON CASH	468	(36,084)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,218)	9,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,226	13,934

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$352,008	$23,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$917	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2009, the consolidated results of operations and comprehensive loss for the three months ended March 31, 2009 and 2008, and consolidated cash flows for the three months ended March 31, 2009 and 2008. The consolidated results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on April 14, 2009.

NOTE 2	GENERAL ORGANIZATION AND BUSINESS

Northport Network Systems, Inc. (“Northport Network”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. (“Dotcom”). The name was changed from Dotcom to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the stockholders approved in the annual general meeting : (i) a plan of merger for the re-incorporation of the Company from Colorado to Washington State, and change of the name of the Company to “Northport Network Systems, Inc.” which became effective on November 7, 2008; (ii) the authorization of one hundred million (100,000,000) shares of preferred stock with a par value of $.001 in connection with the re- incorporation merger; and (iii) the Company’s 2008 Stock Option Plan authorizing the issuance of two million seven hundred fifty thousand (2,750,000) shares of common stock of the Company. Northport Network is an investment holding company.

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

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The controlling interests represent the minority stockholders’ 49% share of the results of Ling Xiao.

The accompanying unaudited condensed consolidated financial statements fo the three months ended March 31, 2008 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	GOODWILL

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in the acquisition of 51% equity interest of Ling Xiao over their estimated fair value. The Company accounts for goodwill in accordance with SFAS No. 142 and SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the three months ended March 31, 2009.

NOTE 5	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Numerator:
Net loss used in computing basic and diluted net loss per share	$(38)	$(123)

Denominator:
Shares used in computation of basic and diluted net loss per share
Weighted average number of issued common stock outstanding	30,000	26,896
Weighted average number of common stock to be issued	2,700	-
	32,700	26,896
Basic and diluted net loss per share	$(0.00)	$(0.01)

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Commitments

The Company leases office spaces from certain third parties under nine operating leases which expire on dates between April 5, 2009 and September 30, 2013 at monthly rentals of between $58 and $2,922.

As of March 31, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$42,925
2010	45,041
2011	35,059
2012	35,059
2013	17,530
$175,614

(B) Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of March 31, 2009, the Company has outstanding capital contribution of $30 million which is payable on or before January 16, 2010. If the Company is unable to fully contribute to the increased capital of $30 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

(C) Contingent consideration

On October 9, 2008, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 shows that the net earnings are below the projected net earnings and, therefore, the management considers no additional contingent purchase consideration will be paid.

NOTE 7	STOCKHOLDERS’ EQUITY

Changes in Equity

The following table summarizes the changes in equity for the three months ended March 31, 2009 (in thousands):

	NNWS Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$2,960	$201	$3,161
Additional paid-in capital	2	-	2
Net income (loss)	(38)	92	54
Other comprehensive loss	(1)	-	(1)
Total equity as of March 31, 2009	$2,923	$293	$3,216

NOTE 8	RELATED PARTY TRANSACTIONS

As of March 31, 2009, a stockholder loaned $263,137 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,038 for the three months ended March 31, 2009.

NOTE 9	CONCENTRATIONS AND RISKS

During 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three months ended March 31, 2009. No individual customer accounted for more than 10% of accounts receivable as of March 31, 2009.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel industry suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 69% of the Company’s total revenues for the three months ended March 31, 2009. As of March 31, 2009, accounts receivable from this airline was $355,131.

NOTE 10	SEGMENTS

The Company operates in three reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes, color photo printing and air-ticketing agency services. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2009 and 2008:

	Provision of platform
	for electronic filing of	Color photo	Air-ticketing
	tax returns	printing	agency	Total
2009
Revenues	$1,891	$2,440	$471,429	$475,760
Gross profit (loss)	(7,879)	(10,268)	314,879	296,732
Net profit (loss) from operations	(17,649)	(107,014)	78,667	(45,996)
Total assets	2,987	443,991	1,362,421	1,809,399
Depreciation and amortization	1,208	7,065	4,250	12,523

2008
Revenues	$36,977	$1,534	$-	$38,511
Gross profit (loss)	14,430	(12,226)	-	2,204
Net loss from operations	(54,803)	(51,523)	-	(106,326)
Total assets	82,370	312,123	-	394,493
Depreciation and amortization	5,772	5,971	-	11,743

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	2009	2008

Total net loss for reportable segments	$(45,996)	$(106,326)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(4,000)	(4,752)
Others	12,197	(12,107)
	$(37,799)	$(123,185)

NOTE 11	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. SFAS No. 160 was effective for the Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

NOTE 12	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,899,745 at March 31, 2009. The Company’s current liabilities also exceed its current assets by $307,366 and the Company used cash in operations of $176,450. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.               Management’s Discussion and Analysis of Financial Conditions and Results of Operation

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three month period ended March 31, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three month period ended March 31, 2009 included in this quarterly report.

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Capital, Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the unaudited interim financial statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2009 for a more detailed discussion of our critical accounting estimates.

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

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 30,000,012 shares have been issued and outstanding, fully paid and non-assessable as of March 31, 2009. We also have an additional 2,700,000 shares which have not yet been issued to the shareholder of Ling Xiao in payment for the 51% equity interest in Ling Xiao acquired by the Company.We also have 100,000,000 preferred shares authorized at a par value of $.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Throughout this Form 10Q report, we have used an exchange rate of $1.00 US = 6.96 Rmb (Chinese yuan) for all conversions except those taken directly from our audited financial statements which may vary marginally from this rate. The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, and significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Dalian Beigang is duly organized, validly existing and in good standing under the laws of the People’s Republic of China. The original business enterprise was incorporated in the PRC on June 20, 1997. The original business license issued to Dalian Beigang ended on June 19, 2007 and has been renewed until June 8, 2026.

On October 9, 2008, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 shows that the net earnings are below the projected net earnings and, therefore, the management considers no additional contingent purchase consideration will be paid.

Facilities

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

The Company’s Dalian Colorstar and Tenet business operates from an office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian, China. The Company leases office space therein from certain third parties under nine operating leases which expire on dates between April 5, 2009 and September 30, 2013 at monthly rentals of between $58 and $2,922.

As of March 31, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$42,925
2010	45,041
2011	35,059
2012	35,059
2013	17,530
$175,614

The Ling Xiao business in Dalian operates from leased office space in the central area of Dalian at Rooms 2704, 2705, 2706, and 1101 in the Yue Xiu Building, No.82 Xin Kai Road, Xi Gang District, Dalian, China

Ling Xiao in Shenyang operates from office and dormitory facilities located at No. 109- 6-1 Nanjing North Street, Peace District, Shenyang, China

.China Operations

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

As of March 31, 2009, there were approximately 8243 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 886 subscribers in Yingkou, Liaoning province, which business is operated under a cooperation agreement between Dalian Beigang and Lenovo Corporation. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, the nearest large city, and only 200 km from Dalian. The local partner in Yingkou is Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, a Chinese computer manufacturer and retailer. Lenovo Yingkou is a large computer dealer and service provider in Yingkou maintaining a good relationship with the national tax bureau there. The “Cooperation Agreement,” in its English version, dated September 18, 2002 is Exhibit 10.1 in our SB-2 filing. As stated above, we are not currently generating any revenues from any of these subscribers pending resolution of our discussions with the Federal Administration of Taxation offices in Dalian

We are currently negotiating with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problem of access. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations during second quarter 2009.

       (B.)        Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the three month periods ended March 31, 2008 and 2009, and such expenditures amounted to $24,616 and $25,098, respectively.

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

Dalian Beigang entered into an agreement on March 1, 2008 to supply a total of 542 Colorstar units to various Internet cafe locations and also retail telephone store locations in Liaoning Province in China. The agreement partner was China Netcom, a significant Chinese landline and broadband supplier with annual revenues in excess of $1.0 billion US. The agreement called for monthly service fees to be paid to China Netcom and revenues to be divided on an 85-15 percent basis between Dalian Beigang and China Netcom. A detailed Form 8K was filed on March 6, 2008 which provided details of the agreement. To date, a total of only 24 units have been produced. The delays were directly attributed to the Company’s lack of working capital required to manufacture Colorstar kiosks at a contracted manufacturing facility located in Dalian. An enhanced version of the kiosk design has been completed but commercial production awaits availability of funding to cover manufacturing costs.

Shortly after the original China Netcom contract was signed, the China Netcom Network system was closed and did not accept any new business from May 1st to October 30, 2008 for the sake of ensuring the safety of the Beijing Olympic Games. The network system was opened again in November 2008, but China Netcom and its planned merger partner China Unicom commenced a re-structure program, including a name change to China Unicom. Our agreement with China Netcom terminated on February 1, 2009 and we are in negotiations with them to renew. Given the current re-structure focus of China Unicom. management is unclear as to the likelihood of renewal of this agreement. Meanwhile management is actively in discussion with other retail groups in China with respect to similar agreement arrangements.

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

In late 2007, two completed Colorstar units were shipped to Vancouver Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Once that analysis has been completed, we intend to complete our North American business plan and begin introduction of the technology in the US and in Canada. We expect that such analysis will be completed by the end of second quarter 2009.

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

The travel industry in China is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulatory regulations governing travel agencies in China include: - Administration of Travel Agencies Regulations (1996), as amended; -Telecommunications Regulations (2000); -The Administrative Measures for Telecommunications Business Operating Licenses (2001)

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration to conduct cross-border travel business, and a license from the provincial-level tourism administration to conduct domestic travel agency business.

In China, the business of air ticket bookings being conducted online still remains in its early stages. Currently, it is only promoted in the larger cities and not in medium and smaller cities. Published statistics show that in 2008, there were some 192 million passenger flights that were booked online in China, among them 8.22 million in Dalian and 6.80 million in Shenyang. The quantity of booking air ticket online in Liaoning Province accounted for 7.82% of total China bookings. To start up an online booking service in a particular city, it is necessary to obtain a business license and a franchise license (or special permits) issued by the China Air Transportation Association. Typically the business license is valid for 10 years and the franchise license is valid for 1 year, after which the enterprise must pass a rigid evaluation and examination. If successful, a new license will be issued.

Ling Xiao is a leading retailer of air tickets in northeast China. We aggregate information on flights and enable our customers to make informed and cost-effective flight bookings. We also sell charter flight seating. We target our services primarily at business and individual travelers in our area of focus in northeast China. We act as agent in substantially all of our transactions. We derive our air-ticketing revenues mainly through commissions. During the period ended March 31, 2009, Ling Xiao generated net revenue of $471,429 which was generated from air ticket bookings incurred during the quarter of 91,469,820.22 Yuan ($13,142,215).

The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security.

We believe that we are the largest air ticket booking facility in Dalian in terms of the number of air tickets booked and sold and are rapidly expanding our business in Shenyang. Once established there, we intend to expand elsewhere in other northeast China urban areas. Our airline ticket suppliers include all major Chinese airlines and many international airlines that operate flights originating from China. We are among the few airline ticket booking entities in China that maintain a centralized reservation system and ticket fulfillment infrastructure. Our customers can make flight reservations on their chosen routes and arrange ticket payment and delivery through us directly or third-party agencies located in northeast China.

We offer our services to customers through an advanced transaction and service platform consisting of our centralized toll-free, 24 hour customer service center and website. To date in 2009, transactions effected through our customer service center accounted for over 90% of our transaction volume.

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

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of March 31, 2009, we employed approximately 90 customer service representatives, all of whom participated in formal training programs before commencing work.

We have a Chinese-language website located at www.lingxiao.net.

Employees and Staffing

We have 152 full-time employees as of March 31, 2009. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 54 in Dalian and 2 in Yingkou. The Ling Xiao subsidiary operates with 80 staff in Dalian and 15 in Shenyang. A director of the Company represents and operates from North American offices located in Seattle, Washington.

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

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to the risk factors disclosed in our Form SB2 which was declared effective by the SEC on July 13, 2007 and also the risk factors disclosed in our most recent Form 10K filed with the SEC on April 14, 2009.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face in respect to our Tenet business is our ability to obtain access to the tax bureau system so as to allow us to update our system for our subscribers. We are hopeful that we will obtain such access. If not, we will be forced to shut down Tenet operations.

The Company is currently assessing the costs and benefits of continuing the Tenet division or shutting it down. A decision on this will be made by the end of second quarter 2009. We are also in negotiations with a manufacturer capable of full, turnkey provision of Colorstar units to our specifications. If these discussions prove successful, then we will attempt to raise capital to finance additional kiosk construction and sales therof.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

The Company operates in three reportable segments; provision of platforms for electronic filing of tax returns and payment of taxes, color photo printing and air-ticketing agency services. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2009 and 2008:

	Provision of platform
	for electronic filing of	Color photo	Air-ticketing
	tax returns	printing	agency	Total
2009
Revenues	$1,891	$2,440	$471,429	$475,760
Gross profit (loss)	(7,879)	(10,268)	314,879	296,732
Net loss from operations	(17,649)	(107,014)	78,667	(45,996)
Total assets	2,987	443,991	1,362,421	1,809,399
Depreciation and amortization	1,208	7,065	4,250	12,523

2008
Revenues	$36,977	$1,534	$-	$38,511
Gross profit (loss)	14,430	(12,226)	-	2,204
Net loss from operations	(54,803)	(51,523)	-	(106,326)
Total assets	82,370	312,123	-	394,493
Depreciation and amortization	5,772	5,971	-	11,743

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31,
	2009	2008

Total net loss for reportable segments	$(45,996)	$(106,326)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(4,000)	(4,752)
Others	12,197	(12,107)
	$(37,799)	$(123,185)

Revenues

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

In late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its TENET tax filing system. We are currently negotiating with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. As at March 31, 2009, Dalian Beigang had a total of 8,243 subscribers in Dalian.

In Yingkou as at March 31, 2009, the Yinkou Lenovo Tenet operation had 886 subscribers, compared to 948 as at March 31, 2008. Fees charged to subscribers in Yingkou are similar to those in Dalian. Dalian Beigang will receive 30% of fee revenues from the Yingkou operations, once subscribers exceed 1,000 in total.

Revenues are recognized upon subscription sign-on dates. Contract revenues, where the subscription terms extend beyond our year-end, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the subscription period completed. As at March 31, 2009, a total of $5,030 was classified as deferred revenue, as compared to $5,023 classified as deferred revenue at December 31, 2008.

During the quarter, we generated only $1,891 in Tenet revenues as compared to $36,977 in the similar period of 2008. If we are unable to resolve this access issue, we will have no option but to discontinue Tenet operations during second quarter 2009.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of March 31, 2009, there were a total of 12 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $2,440 as compared to Colorstar revenues of $1,534 during the similar period in 2008.

During the period ended March 31, 2009, Ling Xiao generated net revenue of $471,429 which was generated from air ticket bookings incurred of 99,517,732 Yuan ($14,298,524). The majority of revenues originated from air ticket bookings with other income totalling less than $30,000 during the period.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commissions from one airline alone accounted for 69% of the Company’s total revenues for the three months ended March 31, 2009. As of March 31, 2009, accounts receivable from this airline was $355,131.

Results of the Three Month Period Ended March 31, 2009

Total revenues for the quarter ended March 31, 2009, were $475,760 as compared to $38,511 in the similar period in 2008. Gross profit for the period was $296,732 and the income from operations was $101,879. The overall net loss for the quarter was $37,799. The gross profit for the similar period in 2008 was $2,204 and loss from operations for that period was $112,359. The overall net loss for the 2008 comparable period was $123,185.

Because we are currently unable to update the Tenet system for our subscribers, we are not billing for services or access- thus not currently generating any Tenet revenues. If we are unable to resolve this issue, we will have no option but to discontinue Tenet operations during second quarter 2009.

During the three month period, a total of 12 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $2,440.

Selling, general and administrative expenses were $164,499 for the quarter ended March 31, 2009 as compared to $85,839 in the comparable 2008 period. Although our expenses increased during this most recent quarter, these were primarily based on Ling Xiao operations and redesign of Colorstar manufacturing designs. We have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities. A total of $25,098 was expended on research on the Colorstar digital photo technology during the quarter.

Ling Xiao cost of sales was $156,550 during the quarter which entailed ticket booking, call center and related expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2009, our cash and cash equivalents decreased by $88,218 to $352,008. The decrease in cash was due primarily to a significant write off of accounts receivable of $177,503 and partially offset by an increase in shareholder loans of $89,474. As at March 31, 2009, our cash resources were such that we had a negative working capital position of $307,366.

As of March 31, 2009, a stockholder loaned $263,137 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,038 for the three months ended March 31, 2009.

As reflected in the accompanying financial statements, the Company has a total accumulated deficit of $1,899,745 at March 31, 2009. The Company’s current liabilities also exceed its current assets by $307,366 and the Company used cash in operations of $176,450 during the quarter. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. The Company has also developed an online e-Commerce website which may have potential in the China market. The site, to be known as UrMart, is expected to become operational during June 2009. The potential of this site in terms of revenue generating capability is currently unknown.

Management believes that receipt of additional shareholder loans, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2009. The Company is actively pursuing a number of private placement fundings which would further ensure continued operations.

Trends and Uncertainties That May Affect Future Results

For the three months ended March 31, 2009, our cash and cash equivalents decreased by $88,218 to $352,008. The decrease in cash was due primarily to a significant write off of accounts receivable of $177,503 and partially offset by an increase in shareholder loans of $89,474.

As reflected in the accompanying financial statements, we had a total accumulated deficit of $ 1,899,745 at March 31, 2009. Our current liabilities exceed our current assets by $307,366 and during the three month period, we used net cash in operations of $176,450.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. SFAS No. 160 was effective for the Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative market risks are discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.        Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There was no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.            Risk Factors

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008 filed with the SEC on April 14, 2009.

Item 2.               Unregistered Sales of Equity Security and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits and Filings on Form 8-K

       (a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Filings on Form 8-K during the Period

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT CAPITAL INC.

Per:	/s/ Zhao Yan
Zhao Yan
President, Chief Executive Officer, Principal Executive Officer and a director
Date: May 19, 2009