Form 10-Q
period 2009-06-30
Northport Network Systems, Inc.
filed 2009-08-18
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

Commission File Number: #000-52728

NORTHPORT NETWORK SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Washington
(State or other jurisdiction of incorporation or organization)

76-0674579
(IRS Employer Identification Number)

Suite #4200, 601 Union Street, Seattle, Washington, 98101
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
Yes [   ]    No [X]

The number of shares of the Company's common stock issued and outstanding on June 30, 2009 was 30,000,012.

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

1

PART I – FINANCIAL INFORMATION

Item 1.                             Financial Statements- Unaudited

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009 (UNAUDITED)

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS

Pages

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES ("NNWS")

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	346,425	$440,226
Accounts receivable, net	676,868	448,547
Prepaid expenses and other current assets	470,291	439,277
Total Current Assets	1,493,584	1,328,050

PROPERTY AND EQUIPMENT, NET	400,359	419,840
GOODWILL	3,114,938	3,114,938

TOTAL ASSETS	5,008,881	$4,862,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	139,131	$138,455
Other payables and accrued expenses	1,253,336	1,291,120
Due to stockholders	389,121	173,432
Income and other taxes payable	162,868	94,298
Deferred revenue	5,030	5,023
TOTAL LIABILITIES	1,949,486	1,702,328

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
None share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
30,000,012 shares issued and outstanding	30,000	30,000
Common stock, 2,700,000 shares to be issued	2,700	2,700
Additional paid-in capital	4,732,869	4,727,465
Retained earnings (Accumulated deficits)
Unappropriated	(2,046,258)	(1,861,946)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(85,924)	(85,368)
Total NNWS Stockholders' Equity	2,780,035	2,959,499

Noncontrolling interests	279,360	201,001
TOTAL EQUITY	3,059,395	3,160,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	5,008,881	$4,862,828

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

NET SALES
Color photo printing	$793	$2,148	$3,233	$3,682
Air-ticketing agency	251,391	-	740,300	-
Total net sales	252,184	2,148	743,533	3,682

COST OF SALES
Color photo printing	(9,190	(12,856)	(21,898)	(26,616)
Air-ticketing agency	(209,706)	-	(367,297)	-
Total cost of sales	(218,896)	(12,856)	(389,195)	(26,616)

GROSS PROFIT (LOSS)	33,288	(10,708)	354,338	(22,934)

OPERATING EXPENSES
Selling, general and administrative	156,194	11,566	320,693	28,172
Research and development expenses	24,105	46,020	49,203	70,636
Depreciation	5,331	3,412	10,587	7,520
Total Operating Expenses	185,630	60,998	380,483	106,328

LOSS FROM OPERATIONS	(152,342)	(71,706)	(26,145)	(129,262)

OTHER INCOME (EXPENSES)
Other income	179	127	303	153
Interest income	179	21	1,262	35
Imputed interest expense on due to stockholders	(3,366)	(13,532)	(5,404)	(24,398)
Other expenses	(508)	-	(547)	-
Total Other Income (Expenses), net	(3,516)	(13,384)	(4,386)	(24,210)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(155,858)	(85,090)	(30,531)	(153,472)
Income tax expense	3,671	-	(59,182)	-
NET LOSS FROM CONTINUING OPERATIONS	(152,187)	(85,090)	(89,713)	(153,472)
NET LOSS FROM DISCONTINUED OPERATION	(8,343)	(95,916)	(16,222)	(150,719)
NET LOSS	(160,530)	(181,006)	(105,935)	(304,191)
Less: net loss (income) attributable to noncontrolling interests	14,017	-	(78,377)	-
NET LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	(146,513)	(181,006)	(184,312)	(304,191)

NET LOSS FROM CONTINUING OPERATIONS	(138,170)	(85,090)	(168,090)	(153,472)
NET LOSS FROM DISCONTINUED OPERATION	(8,343)	(95,916)	(16,222)	(150,719)

	(146,513)	(181,006)	(184,312)	(304,191)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(40)	(18,581)	(574)	(44,784)
Less: foreign currency gain attributable to noncontrolling interests	287	-	18	-
Foreign currency translation gain (loss) attributable to
NNWS common stockholders	247	(18,581)	(556)	(44,784)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	$(146,266)	$(199,587)	$(184,868)	$(348,975)

Net loss per share-basic and diluted
From continuing operations	$0.00	$0.00	$(0.01)	$(0.01)
From discontinued operation	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	32,700,012	27,500,000	32,700,012	27,197,802

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(168,090)	$(153,472)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	12,833	16,378
Depreciation	10,587	7,520
Imputed interest expense on due to stockholders	5,404	24,398
Stock issued for services	-	1,000
Noncontrolling interests	78,377	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(227,757)	-
Prepaid expenses and other current assets	(30,418)	537
Increase (Decrease):
Accounts payable	486	(549)
Other payables and accrued expenses	(39,566)	(9,849)
Deferred revenue	-	(27,031)
Other taxes payable	68,456	(184)
Net cash used in operating activities of continuing operations	(289,688)	(141,252)
Net cash used in operating activities of discontinued operation	(16,222)	(150,719)
Net cash used in operating activities	(305,910)	(291,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,358)	(15,413)
Net cash used in investing activities	(3,358)	(15,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	215,500	422,628

Net cash provided by financing activities	215,500	422,628

EFFECT OF EXCHANGE RATES ON CASH	(33)	(59,748)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,801)	55,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,226	13,934

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,425	$69,430

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AS OF JUNE 30, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2009, the consolidated results of operations and comprehensive loss for the three months and six months ended June 30, 2009 and 2008, and consolidated cash flows for the six months ended June 30, 2009 and 2008. The consolidated results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on April 14, 2009.

NOTE 2	GENERAL ORGANIZATION AND BUSINESS

Northport Network Systems, Inc. (“Northport Network”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. (“Dotcom”). The name was changed from Dotcom to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the Company was re- incorporated in Washington State and changed its name to Northport Network Systems, Inc.

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

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company at a fair value of $3,240,000. Ling Xiao is engaged in air-ticketing agency services.

Northport Network, Dalian Beigang, Ling Xiao are hereafter referred to as (“the Company”).

NOTE 3	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2009 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The controlling interests represent the minority stockholders’ 49% share of the results of Ling Xiao.

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2008 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	GOODWILL

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in the acquisition of 51% equity interest of Ling Xiao over their estimated fair value. The Company accounts for goodwill in accordance with SFAS No. 142 and SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the six months ended June 30, 2009.

NOTE 5	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,
	2009	2008
Numerator:
Net income (loss) used in computing basic and diluted net loss per share
-Continuing operations	$(138)	(85)
-Discontinued operation	$(8)	$(96)
Denominator:
Shares used in computation of basic and diluted net loss per share
Weighted average number of issued common stock outstanding	30,000	27,500
Weighted average number of common stock to be issued	2,700	-
	32,700	27,500
Basic and diluted net loss per share
-Continuing operations	$(0.00)	$(0.00)
-Discontinued operation	$(0.00)	$(0.00)

	Six months ended June 30,
	2009	2008
Numerator:
Net loss used in computing basic and diluted net loss per share
-Continuing operations	$(168)	(153)
-Discontinued operation	$(16)	$(151)
Denominator:
Shares used in computation of basic and diluted net loss per share
Weighted average number of issued common stock outstanding	30,000	27,198
Weighted average number of common stock to be issued	2,700	-
	32,700	27,198
Basic and diluted net loss per share
-Continuing operations	$(0.01)	$(0.01)
-Discontinued operation	$(0.00)	$(0.01)

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Commitments

The Company leases office spaces from certain third parties under nine operating leases which expire on dates between April 5, 2009 and September 30, 2013 at monthly rentals of between $58 and $2,922.

As of June 30, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$31,849
2010	47,043
2011	36,032
2012	35,063
2013	26,297
$176,284

(B) Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million. As of June 30, 2009, the Company has outstanding capital contribution of $30 million which is payable on or before January 16, 2010. If the Company is unable to fully contribute to the increased capital of $30 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

NOTE 7	STOCKHOLDERS’ EQUITY

Changes in Equity

The following table summarizes the changes in equity for the six months ended June 30, 2009 (in thousands):

	NNWS Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$2,960	$201	$3,161
Additional paid-in capital	5	-	5
Net income (loss)	(184)	78	(106)
Other comprehensive loss	(1)	-	(1)
Total equity as of June 30, 2009	$2,780	$279	$3,059

NOTE 8	RELATED PARTY TRANSACTIONS

As of June 30, 2009, a stockholder loaned $389,121 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $3,366 and $5,404 for the three months and six months ended June 30, 2009 respectively.

NOTE 9	CONCENTRATIONS AND RISKS

During 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three and six months ended June 30, 2009. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2009.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel industry suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 95% and 76% of the Company’s total revenues for the three months and six months ended June 30, 2009 respectively. As of June 30, 2009, accounts receivable from this airline was $381,401.

NOTE 10	SEGMENTS

The Company operates in two reportable segments: color photo printing and air-ticketing agency services. The Company evaluates segment performance based on income from operations. All inter- company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2009 and 2008:

		Three months ended June 30,				Six months ended June 30,
		2009		2008		2009		2008
	$		$		$		$
Revenues
Color photo printing		793		2,148		3,233		3,682
Air-ticketing agency		251,391		-		740,300		-
Total revenue		252,184		2,148		743,533		3,682
Gross profit (loss)
Color photo printing		(8,397)		(10,708)		(18,655)		(22,934)
Air-ticketing agency		41,685		-		373,003		-
Total gross profit (loss)		33,288		(10,708)		354,348		(22,934)
Net income (loss) from operations
Color photo printing		(129,252)		(74,749)		(236,266)		(126,272)
Air-ticketing agency		(14,311)		-		81,854		-
Total loss from operations		(143,563)		(74,749)		(154,412)		(126,272)

A reconciliation is provided for unallocated amounts relating to corporate continuing operations and discontinued operation which are not included in the segment information.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Total net loss for reportable segments	$(143,563)	$(74,749)	$(154,412)	$(126,272)
Unallocated amounts relating to corporate
operations:
Legal and professional fees	(2,400)	(4,000)	(6,400)	(8,752)
Others	7,793	(6,341)	(7,278)	(18,448)
Discontinued operation	(8,343)	(95,916)	(16,222)	(150,719)
	$(146,513)	$(181,006)	$(184,312)	$(304,191)

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30,	December 31,
	2009	2008
Identifiable assets
Color photo printing	$456,515	$427,026
Air-ticketing agency	1,433,237	1,284,160
Discontinued operation	2,305	42,151
	$1,892,057	$1,753,337

NOTE 11	DISCONTINUED OPERATION

On April 12, 2009, the Directors resolved to discontinue the operation of the provision of platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operation of its platform for electronic filing of tax returns.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $2,305 at June 30, 2009 will either be sold or written off in the third quarter of 2009. Deferred revenue, representing subscriptions received in advance and amounted to $5,030 at June 30, 2009, has been classified as currently liabilities. No adjustment to the values of these assets and liabilities as the Directors consider that the book values approximate to their fair values upon the discontinuation of the business.

Results of the discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$425	33,859	$2,316	$70,836
Cost of sales	(8,768)	(22,727)	(18,538)	(45,274)
Gross profit (loss)	(8,343)	11,132	(16,222)	25,562
Operating expenses	-	(95,708)	-	(155,730)
Loss from discontinued operation	(8,343)	(84,576)	(16,222)	(130,168)
Other income (expenses), net	-	(11,340)	-	(20,551)
Net loss from discontinued operation	$(8,343)	(95,916)	$(16,222)	$(150,719)

The assets and liabilities of discontinued operation as of June 30, 2009 and December 31, 2008 are summarized as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2009	2008
Assets
Property and equipment, net	$2,305	$42,151
Total assets related to discontinued operation	2,305	42,151
Liabilities
Deferred revenue	5,030	5,023
Total liabilities related to discontinued operation	5,030	5,023

Net cash flows of the discontinued operation from the categories of investing activities was not significant for the six months ended June 30, 009 and 2008.

NOTE 12	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the Consolidated Financial Statements as it relates only to additional disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretireme ed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the Company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.nt Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detail

NOTE 13	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,046,258 at June 30, 2009. The Company’s current liabilities at June 30, 2009 also exceed its current assets by $455,902 and the Company used cash in operations of $305,910 for the six months ended June 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is also pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 2.                     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and six month periods ended June 30, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three month period ended June 30, 2009 included in this quarterly report.

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

On April 12, 2009, the Directors resolved to discontinue the operation of the provision of platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operation of its platform for electronic filing of tax returns.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $2,305 at June 30, 2009 will either be sold or written off in the third quarter of 2009. Deferred revenue, representing subscriptions received in advance and amounted to $5,030 at June 30, 2009, has been classified as currently liabilities. No adjustment to the values of these assets and liabilities as the Directors consider that the book values approximate to their fair values upon the discontinuation of the business.

Results of the discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$425	33,859	$2,316	$70,836
Cost of sales	(8,768)	(22,727)	(18,538)	(45,274)
Gross profit (loss)	(8,343)	11,132	(16,222)	25,562
Operating expenses	-	(95,708)	-	(155,730)
Loss from discontinued operation	(8,343)	(84,576)	(16,222)	(130,168)
Other income (expenses), net	-	(11,340)	-	(20,551)
Net loss from discontinued operation	$(8,343)	(95,916)	$(16,222)	$(150,719)

The assets and liabilities of discontinued operation as of June 30, 2009 and December 31, 2008 are summarized as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2009	2008
Assets
Property and equipment, net	$2,305	$42,151
Total assets related to discontinued operation	2,305	42,151
Liabilities
Deferred revenue	5,030	5,023
Total liabilities related to discontinued operation	5,030	5,023

Net cash flows of the discontinued operation from the categories of investing activities was not significant for the six months ended June 30, 009 and 2008.

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

On April 28, 2004, we held a special shareholder’s meeting at which our authorized capital was increased from 25,000,000 common shares, $0.001 par value to 100,000,000 common shares, $0.001 par value. At the same meeting the two original directors and officers resigned and Zhao Yan, Zhong Bo Jia and James Wang were elected as new directors. Zhao Yan was appointed president and James Wang appointed as secretary/treasurer. At the same meeting the issued common shares of 6,250,000 were split on a four to one basis resulting in a new total of 25,000,000 issued common shares and retained the same par value of $0.001. At the same meeting our name was changed from dotcom-netmgmt.com Inc to Northport Capital Inc.

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
- the authorization of 100,000,000 shares of preferred stock with a par value of $0.001 to be adopted in the Articles of Incorporation, governed by the Washington Business Corporation Act in connection with the reincorporation merger;
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

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 30,000,012 shares have been issued and outstanding, fully paid and non-assessable as of June 30, 2009. We also have an additional 2,700,000 shares which have not yet been issued to the shareholder of Ling Xiao in payment for the 51% equity interest in Ling Xiao acquired by the Company. We also have 100,000,000 preferred shares authorized at a par value of $0.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Exchange conversion rates used for the financial statements and in the body of this report are US$1= RMB 6.8448 for Balance Sheet items, except for share capital, additional paid-in capital and retained earnings, as of period end. For items related to the statements of operations and cash flows for the period, a conversion rate of US$1= RMB 6.8432 was used. Comparable 2008 figures were converted at rates already disclosed in prior filings.

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

On October 9, 2008, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 showed that the net earnings was below the projected net earnings and, therefore, the management considered no additional contingent purchase consideration will be paid.

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

As of June 30, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$31,849
2010	47,043
2011	36,032
2012	35,063
2013	26,297
$176,284

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

As of June 30, 2009, there were approximately 8243 subscribers in Dalian (of approximately 35,000 available businesses in total) and an additional 886 subscribers in Yingkou, Liaoning province, which business is operated under a cooperation agreement between Dalian Beigang and Lenovo Corporation. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, the nearest large city, and only 200 km from Dalian.

On April 12, 2009, the Directors resolved to discontinue the operation of the provision of platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operation of its platform for electronic filing of tax returns.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $2,305 at June 30, 2009 will either be sold or written off in the third quarter of 2009. Deferred revenue, representing subscriptions received in advance and amounted to $5,030 at June 30, 2009, has been classified as currently liabilities. No adjustment to the values of these assets and liabilities as the Directors consider that the book values approximate to their fair values upon the discontinuation of the business.

Results of the discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$425	33,859	$2,316	$70,836
Cost of sales	(8,768)	(22,727)	(18,538)	(45,274)
Gross profit (loss)	(8,343)	11,132	(16,222)	25,562
Operating expenses	-	(95,708)	-	(155,730)
Loss from discontinued operation	(8,343)	(84,576)	(16,222)	(130,168)
Other income (expenses), net	-	(11,340)	-	(20,551)
Net loss from discontinued operation	$(8,343)	(95,916)	$(16,222)	$(150,719)

The assets and liabilities of discontinued operation as of June 30, 2009 and December 31, 2008 are summarized as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2009	2008
Assets
Property and equipment, net	$2,305	$42,151
Total assets related to discontinued operation	2,305	42,151
Liabilities
Deferred revenue	5,030	5,023
Total liabilities related to discontinued operation	5,030	5,023

Net cash flows of the discontinued operation from the categories of investing activities was not significant for the six months ended June 30, 009 and 2008.

Graphic Printing Technology

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses , and such expenditures for the three month periods ended June 30, 2008 and 2009 amounted to $24,105 and $46,020 respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Seven units of the latest test model have been operating in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc..

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

Shortly after the original China Netcom contract was signed, the China Netcom Network system was closed and did not accept any new business from May 1st to October 30, 2008 for the sake of ensuring the safety of the Beijing Olympic Games. The network system was opened again in November 2008, but China Netcom and its planned merger partner China Unicom commenced a re-structure program, including a name change to China Unicom. Our agreement with China Netcom terminated on February 1, 2009 and we are in negotiations with them to renew. Given the current re-structure focus of China Unicom, management is unclear as to the likelihood of renewal of this agreement. Meanwhile management is actively in discussion with other retail groups in China with respect to similar agreement arrangements.

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

The Colorstar manufacturing process involves a controlled process of parts ordering, quality control review of incoming components, fabrication/assembly of the various key elements such as paper roll container, paper feeder, water/chemical container, feeder frame, paper dryer, paper outflow mechanism, electrical components addition and kiosk frame assembly. Upon final assembly completion, each unit is tested and checked by quality control personnel again prior to units being readied for shipment. Over the quarter, the Company completed redesign of the Colorstar version 4 unit to reflect a new version 5, modular design concept. Completion of version 5 engineering drawings is expected to be completed by the end of third quarter 2009.

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

In late 2007, two completed Colorstar units were shipped to Vancouver Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Such analysis awaits receipt of final version 5 engineering drawings, expected prior to the end of third quarter 2009.

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

          (B.)           Ling Xiao Aviation Booking Operations

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

Ling Xiao is a leading retailer of air tickets in northeast China. We aggregate information on flights and enable our customers to make informed and cost-effective flight bookings. We also sell charter flight seating. We target our services primarily at business and individual travelers in our area of focus in northeast China. We act as agent in substantially all of our transactions. We derive our air-ticketing revenues mainly through commissions. During the period ended June 30, 2009, Ling Xiao generated net revenue of $251,391 which was generated from air ticket bookings incurred during the quarter of 177,273,338Yuan ($15,898,222.).

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

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of June 30, 2009, we employed approximately 95 customer service representatives, all of whom participated in formal training programs before commencing work.

We have a Chinese-language website located at www.lingxiao.net.

Employees and Staffing

We have 140 full-time employees as of June 30, 2009. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 124 in Dalian, 15 in Shenyang and one director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 140 current staff members of Northport and Dalian Beigang are employed as follows:

Management	7
Accounting	8
Marketing	7

Software Design/R and D	11
Colorstar Operations	11

Ling Xiao Dalian	80
Ling Xiao Shenyang	15
North American Seattle Office	1

Total	140

Results of Operations

SELECTED FINANCIAL INFORMATION

The Company operates in two reportable segments: color photo printing and air-ticketing agency services. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2009 and 2008:

		Three months ended June 30,				Six months ended June 30,
		2009		2008		2009		2008
	$		$		$		$
Revenues
Color photo printing		793		2,148		3,233		3,682
Air-ticketing agency		251,391		-		740,300		-
Total revenue		252,184		2,148		743,533		3,682
Gross profit (loss)
Color photo printing		(8,397)		(10,708)		(18,655)		(22,934)
Air-ticketing agency		41,685		-		373,003		-
Total gross profit (loss)		33,288		(10,708)		354,348		(22,934)
Net income (loss) from operations
Color photo printing		(129,252)		(74,749)		(236,266)		(126,272)
Air-ticketing agency		(14,311)		-		81,854		-
Total loss from operations		(143,563)		(74,749)		(154,412)		(126,272)

A reconciliation is provided for unallocated amounts relating to corporate continuing operations and discontinued operation which are not included in the segment information.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Total net loss for reportable segments	$(143,563)	$(74,749)	$(154,412)	$(126,272)
Unallocated amounts relating to corporate
operations:
Legal and professional fees	(2,400)	(4,000)	(6,400)	(8,752)
Others	7,793	(6,341)	(7,278)	(18,448)
Discontinued operation	(8,343)	(95,916)	(16,222)	(150,719)
	$(146,513)	$(181,006)	$(184,312)	$(304,191)

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30,	December 31,
	2009	2008
Identifiable assets
Color photo printing	$456,515	$427,026
Air-ticketing agency	1,433,237	1,284,160
Discontinued operation	2,305	42,151
	$1,892,057	$1,753,337

Revenues

During the quarter, we generated only $425 in Tenet revenues as compared to $33,859 in the similar period of 2008. On April 12, 2009, the directors have approved a plan to discontinue the operation of its platform for electronic filing of tax returns with effect from July 1, 2009. The service fee received in advance will be repaid to customers.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of June 30, 2009, there were a total of 7 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $793 as compared to Colorstar revenues of $2,148 during the similar period in 2008.

During the period ended June 30, 2009, Ling Xiao generated net revenue of $251,391 which was generated from air ticket bookings incurred of 177,273,338Yuan ($15,898,222.). The majority of revenues originated from air ticket bookings with other income totalling less than $30,000 during the period.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel industry suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 95% and 76% of the Company’s total revenues for the three months and six months ended June 30, 2009 respectively. As of June 30, 2009, accounts receivable from this airline was $381,401.

Results of the Three Month Period Ended June 30, 2009

Total revenues for the quarter ended June 30, 2009, were $252,609 as compared to $36,007 in the similar period in 2008. Gross profit for the period was $24,945 and the loss from operations was $160,685. The overall net loss for the quarter was $146,513. The gross profit for the similar period in 2008 was $424 and loss from operations for that period was $156,282. The overall net loss for the 2008 comparable period was $181,006.

During the three month period, a total of 7 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $793.

Selling, general and administrative expenses were $156,194 for the quarter ended June 30, 2009 as compared to $107,274 in the comparable 2008 period. Although our expenses increased during this most recent quarter, these were primarily based on Ling Xiao operations and redesign of Colorstar manufacturing designs. We have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities. A total of $24,105 was expended on research on the Colorstar digital photo technology during the quarter.

Ling Xiao cost of sales was $209,706 during the quarter which entailed ticket booking, call center and related expenses.

Results of the Six Month Period Ended June 30, 2009

Total revenues for the six month period ended June 30, 2009, were $745,849 as compared to $74,518 in the similar period in 2008. Gross profit for the period was $338,116 and the loss from operations was $42,367. The overall net loss for the period was $184,312. The gross profit for the similar period in 2008 was $2,628 and loss from operations for that period was $279,981. The overall net loss for the 2008 comparable period was $304,191.

During the six month period, a total of 12 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $3,233 as compared to $3,682 in the 2008 comparable six month period. Linbg Xiao revenues during this period totalled $740,300.

Selling, general and administrative expenses were $320,693 for the six month period ended June 30, 2009 as compared to $204,453 in the comparable 2008 period. Although our expenses increased during this most recent quarter, these were primarily based on Ling Xiao operations since the Ling Xiao acquisition did not occur until October 2008 and as such, any related figures are not included in the 2008 comparables. We have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities. A total of $49,203 was expended on research on the Colorstar digital photo technology during the period compared to $70,636 during the 2008 period.

Ling Xiao cost of sales was $367,297 during the period which entailed ticket booking, call center and related expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2009, our cash and cash equivalents decreased by $93,801 to $346,425. The decrease in cash was due primarily to a significant increase in accounts receivable of $227,757. And a decrease in other payables and accrued expenses of $39,566. These were partially offset by loans from stockholders amounting to $215,500 during the period. As at June 30, 2009, our cash resources were such that we had a negative working capital position of $455,902.

As of June 30, 2009, a stockholder loaned $389,121 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $3,366 and $5,404 for the three months and six months ended June 30, 2009 respectively.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,046,258 at June 30, 2009. The Company’s current liabilities also exceed its current assets by $455,902 and the Company used cash in operations of $305,910. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has also developed an online e-Commerce website which may have potential in the China market. The site, known as UrMart.com, become operational during July 2009. The potential of this site in terms of revenue generating capability is currently unknown.

Management believes that receipt of additional shareholder loans, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2009. The Company is actively pursuing a number of private placement fundings which would further ensure continued operations.

Trends and Uncertainties That May Affect Future Results

For the six months ended June 30, 2009, our cash and cash equivalents decreased by $93,801 to $346,425. The decrease in cash was due primarily to a significant increase in accounts receivable of $227,757. and a decrease in other payables and accrued expenses of $39,566. These were partially offset by loans from stockholders amounting to $215,500 during the period. As reflected in the accompanying financial statements, we had a total accumulated deficit of $ 2,046,258 at June 30, 2009. Our current liabilities exceed our current assets by $455,902 and during the six month period, we used net cash in operations of $305,910.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the Consolidated Financial Statements as it relates only to additional disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the Company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative market risks are discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4.                     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain weaknesses in our internal control over financial reporting.

Internal Control Over Financial Reporting

During the quarter ending June 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and, based on this evaluation, management concluded that our disclosure controls and procedures may not be effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Specifically, we have identified a number of cost and expense control procedures that are not effective with respect to our Ling Xiao subsidiary which we acquired in October 2008. We have begun implementing changes and it is our intention to have resolved all such procedural concerns during the third quarter through the use of external consultants. Management has conducted a special review of the financial statements for the period ended June 30, 2009 and believes that the financial statements and other information presented herewith are materially correct.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Limitations on Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.                   Risk Factors

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009.

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

NORTHPORT NETWORK SYSTEMS INC.

Per:   /s/ Zhao Yan
         Zhao Yan
         President, Chief Executive Officer, Principal Executive Officer and a director
         Date: August 18, 2009