Form 10-Q
period 2009-09-30
Northport Network Systems, Inc.
filed 2009-11-16
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

The number of shares of the Company's common stock issued and outstanding on September 30, 2009 was
34,200,012.

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

2

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements- Unaudited

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009 (UNAUDITED)

F-3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES ("NNWS")
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$383,216	$440,226
Accounts receivable, net	598,642	448,547
Prepaid expenses and other current assets	654,907	439,277
Total Current Assets	1,636,765	1,328,050

PROPERTY AND EQUIPMENT, NET	392,298	419,840
GOODWILL	3,114,938	3,114,938
TOTAL ASSETS	$5,144,001	$4,862,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$77,856	$138,455
Other payables and accrued expenses	845,758	1,291,120
Due to a stockholder	260,716	173,432
Income tax and other taxes payable	152,216	94,298
Deferred revenue	-	5,023
TOTAL LIABILITIES	1,336,546	1,702,328

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
None share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
34,200,012 shares issued and outstanding as of
September 30, 2009; 30,000,012 shares issued
and outstanding as of December 31, 2008	34,200	30,000
Common stock, 2,700,000 shares to be issued	-	2,700
Stock subscriptions receivable	(180,764)	-
Additional paid-in capital	5,859,667	4,727,465
Retained earnings (Accumulated deficits)
Unappropriated	(2,240,186)	(1,861,946)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(87,436)	(85,368)
Total NNWS Stockholders' Equity	3,532,129	2,959,499

Noncontrolling interests	275,326	201,001
TOTAL EQUITY	3,807,455	3,160,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,144,001	$4,862,828

The accompanying notes are an integral part of these condensed consolidated financial statements

F-1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES
Color photo printing	$347	$1,766	$3,580	$5,448
Air-ticketing agency	178,818	-	919,118	-
Total net sales	179,165	1,766	922,698	5,448

COST OF SALES
Color photo printing	(4,210)	(21,759)	(26,108)	(48,375)
Air-ticketing agency	(105,336)	-	(472,633)	-
Total cost of sales	(109,546)	(21,759)	(498,741)	(48,375)

GROSS PROFIT (LOSS)	69,619	(19,993)	423,957	(42,927)

OPERATING EXPENSES
Selling, general and administrative	243,231	100,009	563,924	152,609
Research and development expenses	24,778	51,063	73,981	121,699
Depreciation	5,663	1,879	16,250	5,522
Total Operating Expenses	273,672	152,951	654,155	279,830

LOSS FROM OPERATIONS	(204,053)	(172,944)	(230,198)	(322,757)

OTHER INCOME (EXPENSES)
Other income	102	-	405	-
Interest income	419	-	1,681	-
Imputed interest expense on due to stockholders	(3,298)	-	(8,702)	(3,659)
Other expenses	(2,859)	-	(3,406)	-
Total Other Expenses, net	(5,636)	-	(10,022)	(3,659)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(209,689)	(172,944)	(240,220)	(326,416)
Income tax benefits (expense)	9,619	-	(49,563)	-
NET LOSS FROM CONTINUING OPERATIONS	(200,070)	(172,944)	(289,783)	(326,416)
NET LOSS FROM DISCONTINUED OPERATIONS	(2)	(95,975)	(16,224)	(246,694)
NET LOSS	(200,072)	(268,919)	(306,007)	(573,110)
Less: net loss (income) attributable to noncontrolling interests	6,144	-	(72,233)	-
NET LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	(193,928)	(268,919)	(378,240)	(573,110)

NET LOSS FROM CONTINUING OPERATIONS	(193,926)	(172,944)	(362,016)	(326,416)
NET LOSS FROM DISCONTINUED OPERATIONS	(2)	(95,975)	(16,224)	(246,694)
	(193,928)	(268,919)	(378,240)	(573,110)

OTHER COMPREHENSIVE LOSS
Total other comprehensive income (loss)	596	(3,071)	24	(47,855)
Less: foreign currency gain attributable to noncontrolling interests	(2,109)	-	(2,092)	-
Foreign currency translation loss attributable to
NNWS common stockholders	(1,513)	(3,071)	(2,068)	(47,855)

COMPREHENSIVE LOSS ATTRIBUTABLE	$(195,441)	$(271,990)	$(380,308)	$(620,965)
TO NNWS COMMON STOCKHOLDERS

Net loss per share-basic and diluted
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
From discontinued operations	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of shares outstanding
during the period-basic and diluted	33,238,055	28,703,267	32,881,331	27,703,287

The accompanying notes are an integral part of these condensed consolidated financial statements

1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(362,016)	$(326,416)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - cost of sales	14,340	13,921
Depreciation	16,250	5,522
Imputed interest expense on due to stockholders	8,702	3,659
Stock issued for services	-	1,000
Noncontrolling interests	72,233	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(148,900)	-
Prepaid expenses and other current assets	(214,410)	(32,404)
Increase (Decrease):
Accounts payable	(60,891)	(549)
Other payables and accrued expenses	(448,175)	330,763
Deferred revenue	(5,032)	(38,065)
Income tax and other taxes payable	57,648	(421)
Net cash used in operating activities of continuing operations	(1,070,251)	(42,990)
Net cash used in operating activities of discontinued operations	(14,334)	(203,310)
Net cash used in operating activities	(1,084,585)	(246,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,958)	(23,995)
Proceeds from disposals of property and equipment	5,019	-
Net cash used in investing activities	(3,939)	(23,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock	944,366	100,000
Repayment of note payable	-	(109,378)
Due to stockholders	86,800	445,805
Net cash provided by financing activities	1,031,166	436,427

EFFECT OF EXCHANGE RATES ON CASH	348	(70,818)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,010)	95,314

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,226	13,934

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,216	$109,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income tax expense	$3,082	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2009, the consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2009 and 2008 and consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The consolidated results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on April 14, 2009.

FASB Launches New Accounting Standards Codification

In June 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB's Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies. The Trust has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

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

Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People’s Republic of China (“PRC”) on September 20, 1997 with its principal place of business in Dalian, PRC.

Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes and color photo printing business in the PRC. The Company owns a trade name “Colorstar” which was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent which was applied for on the color photo printing technology. In accordance with the business permit, the Company’s right of operation expires on September 20, 2026 and is renewable.

On September 23, 2005, Northport Network entered into a definitive agreement with the stockholders of Dalian Beigang in which Northport Network exchanged 100% of the registered and fully paid up capital of Dalian Beigang for $150,000 satisfied by the issue of 1,500,000 shares of common stock of $0.001 par value to the stockholders of Dalian Beigang. As both companies are under common management, the exchange of shares has been accounted for as a reorganization of entities under common control.

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company at a fair value of $3,240,000. Ling Xiao is engaged in air-ticketing agency services.

Northport Network, Dalian Beigang and Ling Xiao are hereafter referred to as (“the Company”).

NOTE 3	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The controlling interests represent the minority stockholders’ 49% share of the results of Ling Xiao.

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	GOODWILL

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in the acquisition of 51% equity interest of Ling Xiao over their estimated fair value. The Company accounts for goodwill under ASC Topic 350, “Intangible-Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”) and ASC Topic 805, “Business Combinations” (formerly SFAS No. 141, “Business Combinations”). ASC Topic 350 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with ASC Topic 350, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with ASC Topic 350. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by ASC Topic 350, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the nine months ended September 30, 2009.

NOTE 5	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,
	2009	2008
Numerator:
Net loss used in computing basic and diluted net loss per share
-Continuing operations	$(194)	$(173)
-Discontinued operations	$(0)	$(96)
Denominator:
Shares used in computation of basic and diluted net loss per share
(Weighted average number of common stock outstanding)	33,238	28,703

Basic and diluted net loss per share
-Continuing operations	$(0.01)	$(0.01)
-Discontinued operations	$(0.00)	$(0.00)

	Nine months ended September 30,
	2009	2008
Numerator:
Net loss used in computing basic and diluted net loss per share
-Continuing operations	$(362)	$(326)
-Discontinued operations	$(16)	$(247)

Denominator:
Shares used in computation of basic and diluted net loss per share
(Weighted average number of common stock outstanding)	32,881	27,703

Basic and diluted net loss per share
-Continuing operations	$(0.01)	$(0.01)
-Discontinued operations	$(0.00)	$(0.01)

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Commitments

The Company leases office spaces from certain third parties under seven operating leases which expire on dates between February 28, 2010 and September 30, 2013 at monthly rentals of between $293 and $2,925.

As of September 30, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$20,580
2010	53,840
2011	36,070
2012	35,100
2013	26,325
$171,915

(B) Capital Commitments

On October 24, 2007, the registered capital of Dalian Beigang was increased from $144,928 (Rmb1.2 million) to $30,144,928 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association of Dalian Beigang, the Company has to fulfill registered capital contribution of $30 million, which remained outstanding as of September 30, 2009 and payable on or before January 16, 2010. If the Company is unable to fully contribute to the increased capital of $30 million by January 16, 2010, the registered capital of Dalian Beigang will become the actual capital contribution as of that date.

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Changes in Equity

The following table summarizes the changes in equity for the nine months ended September 30, 2009 (in thousands):

	NNWS Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$2,960	$201	$3,161
Common stock	4	-	4
Shares to be issued	(3)	-	(3)
Stock subscription receivable	(181)	-	(181)
Additional paid-in capital	1,132	-	1,132
Net income (loss)	(378)	74	(304)
Other comprehensive loss	(2)	-	(2)
Total equity as of September 30, 2009	$3,532	$275	$3,807

(B) Stock issuance

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. As of December 31, 2008, the 2,700,000 consideration shares have not been issued to the previous stockholders of Ling Xiao and are recorded as shares to be issued. On August 28, 2009, the Company issued the 2,700,000 consideration shares to the stockholder of Ling Xiao.

On August 11, 2009, the Company entered into a Subscription Agreement with a subscriber relating to the issuance of 3,000,000 shares of restricted common stock of the Company to the subscriber in two tranches at a price of $0.75 per share for a total purchase price of $2,250,000. On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $944,236 in cash to the Company. The remaining balance of $180,764 was recorded as stock subscriptions receivable as of September 30, 2009.

NOTE 8	RELATED PARTY TRANSACTIONS

As of September 30, 2009, a stockholder loaned $260,716 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $3,298 and $8,702 for the three and nine months ended September 30, 2009 respectively.

NOTE 9	CONCENTRATIONS AND RISKS

During 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three and nine months ended September 30, 2009. No individual customer accounted for more than 10% of accounts receivable as of September 30, 2009.

The business of the Company’s newly acquired subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel industry suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commissions from an airline accounted for 53% and 72% of the Company’s total revenues for the three and nine months ended September 30, 2009 respectively. As of September 30, 2009, accounts receivable from this airline was $290,099.

NOTE 10	SEGMENTS

The Company operates in two reportable segments: color photo printing and air-ticketing agency services. The Company evaluates segment performance based on income from operations. All inter- company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Color photo printing	$347	$1,766	$3,580	$5,448
Air-ticketing agency	178,818	-	919,118	-
Total revenues	$179,165	$1,766	$922,698	$5,448

Gross profit (loss)
Color photo printing	$(3,863)	$(19,993)	$(22,528)	$(42,927)
Air-ticketing agency	73,482	-	446,485	-
Total gross profit (loss)	$69,619	$(19,993)	$423,957	$(42,927)

Net income (loss) from operations
Color photo printing	$(174,782)	$(85,788)	$(411,048)	$(212,060)
Air-ticketing agency	(22,573)	-	195,329	-
Total loss from operations	(197,355)	(85,788)	(215,719)	(212,060)
Corporate and other	(12,334)	(87,156)	(24,501)	(144,356)
Net loss before income tax	$(209,689)	$(172,944)	$(240,220)	$(356,416)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Total assets
Color photo printing	$450,753	$427,026
Air-ticketing agency	1,353,407	1,284,160
Intangible assets, net	3,114,938	3,114,938
Corporate and other	224,052	(5,447)
Discontinued operations	851	42,151
	$5,144,001	$4,862,828

NOTE 11	DISCONTINUED OPERATIONS

On April 12, 2009, the Directors resolved to discontinue the operations of the provision of platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operations of its platform for electronic filing of tax returns.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $851 at September 30, 2009 will either be sold or written off in the fourth quarter of 2009. No adjustment to the values of these assets and liabilities as the Directors consider that the book values approximate to their fair values upon the discontinuation of the business.

Results of the discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$-	$28,959	$2,316	$99,795
Cost of sales	-	(21,757)	(18,540)	(67,031)
Gross profit (loss)	-	7,202	(16,224)	32,764
Operating expenses	(2)	(96,977)	-	(252,707)
Loss from discontinued operations	(2)	(89,775)	(16,224)	(219,943)
Other expenses, net	-	(6,200)	-	(26,751)
Net loss from discontinued operations	$(2)	$(95,975)	$(16,224)	$(246,694)

The assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008 are summarized as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Property and equipment, net	$851	$42,151
Total assets related to discontinued operations	$851	$42,151

Liabilities
Deferred revenue	$-	$5,023
Total liabilities related to discontinued operations	$-	$5,023

Net cash flow of the discontinued operations from the categories of investing activities was not significant for the nine months ended September 30, 2009 and 2008.

NOTE 12	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ending June 30, 2009 for the Company. The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value”, now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASU 2009-05”) which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

NOTE 13	SUBSEQUENT EVENT

Management evaluated all activities of the Company through November 16, 2009 (the issue date of the Company’s unaudited condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

Item 2.                     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and nine month periods ended September 30, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three month period ended September 30, 2009 included in this quarterly report.

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

Overview

We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates three separate businesses- (1) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be fully commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.; (2) Dalian Beigang owns a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which will use a terminal version of the Colorstar platform in their travel booking locations; and (3) the Company has developed an online e-commerce shopping site known as UrMart.net and is actively soliciting supplier listings and customer purchases thereto. The site became officially operational in October 2009.

On April 12, 2009, the Directors resolved to discontinue the operations of a prior operating division, being the provision of a platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operations of its platform for electronic filing of tax returns.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $851 at September 30, 2009 will either be sold or written off in the fourth quarter of 2009. No adjustment to the values of these assets and liabilities as the Directors consider that the book values approximate to their fair values upon the discontinuation of the business.

Results of the discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$-	$28,959	$2,316	$99,795
Cost of sales	-	(21,757)	(18,540)	(67,031)
Gross profit (loss)	-	7,202	(16,224)	32,764
Operating expenses	(2)	(96,977)	-	(252,707)
Loss from discontinued operations	(2)	(89,775)	(16,224)	(219,943)
Other expenses, net	-	(6,200)	-	(26,751)
Net loss from discontinued operations	$(2)	$(95,975)	$(16,224)	$(246,694)

The assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008 are summarized as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Property and equipment, net	$851	$42,151
Total assets related to discontinued operations	$851	$42,151

Liabilities
Deferred revenue	$-	$5,023
Total liabilities related to discontinued operations	$-	$5,023

Net cash flow of the discontinued operations from the categories of investing activities was not significant for the nine months ended September 30, 2009 and 2008.

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

Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 34,200,012 shares have been issued and outstanding, fully paid and non-assessable as of September 30, 2009. We also have 100,000,000 preferred shares authorized at a par value of $0.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Exchange conversion rates used for the financial statements and in the body of this report are US$1= RMB 6.8376 for Balance Sheet items, except for share capital, additional paid-in capital and retained earnings, as of period end. For items related to the statements of operations and cash flows for the period, a conversion rate of US$1= RMB 6.84251 was used. Comparable 2008 figures were converted at rates already disclosed in prior filings.

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

On October 9, 2008, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 showed that the net earnings was below the projected net earnings and, therefore, the management considered no additional contingent purchase consideration was to be paid.

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

The Company leases office spaces from certain third parties under seven operating leases which expire on dates between February 28, 2010 and September 30, 2013 at monthly rentals of between $293 and $2,925.

As of September 30, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2009	$20,580
2010	53,840
2011	36,070
2012	35,100
2013	26,325
$171,915

The Ling Xiao business in Dalian operates from leased office space in the central area of Dalian at Rooms 2704, 2705, 2706, and 1101 in the Yue Xiu Building, No.82 Xin Kai Road, Xi Gang District, Dalian, China

Ling Xiao in Shenyang operates from office and dormitory facilities located at No. 109- 6-1 Nanjing North Street, Peace District, Shenyang, China

China Operations

Graphic Printing Technology (Colorstar)

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses, and such expenditures for the three month periods ended September 30, 2008 and 2009 amounted to $51,063 and $24,778 respectively.

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

Shortly after the original China Netcom contract was signed, the China Netcom Network system was closed and did not accept any new business from May 1st to October 30, 2008 for the sake of ensuring the safety of the Beijing Olympic Games. The network system was opened again in November 2008, but China Netcom and its planned merger partner China Unicom commenced a re-structure program, including a name change to China Unicom. Our agreement with China Netcom terminated on February 1, 2009. Management is in discussion with other retail groups in China with respect to similar agreement arrangements.

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

The Colorstar manufacturing process involves a controlled process of parts ordering, quality control review of incoming components, fabrication/assembly of the various key elements such as paper roll container, paper feeder, water/chemical container, feeder frame, paper dryer, paper outflow mechanism, electrical components addition and kiosk frame assembly. Upon final assembly completion, each unit is tested and checked by quality control personnel again prior to units being readied for shipment. Over the quarter, the Company completed redesign of the Colorstar version 4 unit to reflect a new version 5, modular design concept. Completion of version 5 engineering drawings is expected to be completed by the end of fourth quarter 2009.

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

Revenue from the sale of color photo printing services is derived from our own and affiliate operations, which consist of franchise agency and licensing program. The Company follows the guidance of FASB ASC Topic 605-45, “Principal Agent Considerations” (formerly Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent"), for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

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

In late 2007, two completed Colorstar units were shipped to Vancouver Canada for purposes of analysis to determine what modifications, if any, will be needed in order to introduce the technology and Colorstar units into the North American market places. Such analysis awaits receipt of final version 5 engineering drawings, expected prior to the end of first quarter 2010.

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

The travel industry in China is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulatory regulations governing travel agencies in China include:

- Administration of Travel Agencies Regulations (1996), as amended;
- Telecommunications Regulations (2000);
- The Administrative Measures for Telecommunications Business Operating Licenses (2001)

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

Ling Xiao is a leading retailer of air tickets in northeast China. We aggregate information on flights and enable our customers to make informed and cost-effective flight bookings. We also sell charter flight seating. We target our services primarily at business and individual travelers in our area of focus in northeast China. We act as agent in substantially all of our transactions. We derive our air-ticketing revenues mainly through commissions. During the period ended September 30, 2009, Ling Xiao generated net revenue of $178,818 which was generated from air ticket bookings incurred during the quarter of approximately $1,468,000.

The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security.

We believe that we are the largest air ticket booking facility in Dalian in terms of the number of air tickets booked and sold and are rapidly expanding our business into Shenyang. Once established there, we intend to expand elsewhere to other northeast China urban areas. Our airline ticket suppliers include all major Chinese airlines and many international airlines that operate flights originating from China. We are among the few airline ticket booking entities in China that maintain a centralized reservation system and ticket fulfillment infrastructure. Our customers can make flight reservations on their chosen routes and arrange ticket payment and delivery through us directly or through third-party agencies located in northeast China.

We offer our services to customers through an advanced transaction and service platform consisting of our centralized toll-free, 24 hour customer service center and website. To date, transactions effected through our customer service center accounted for over 90% of our transaction volume.

We sell air tickets for all major domestic Chinese airlines, including Air China, China Eastern Airlines, China Southern Airlines, Hainan Airlines and Shanghai Airlines and a number of international airlines operating flights that originate from cities in China.

In air-ticketing transactions, a customer generally pays the ticket delivery agent upon delivery of the ticket. The customer has the option of picking up a ticket at a Ling Xiao ticketing offices or obtaining an electronic ticket. In 2008, China mandated full scale use of electronic ticketing, or E-ticketing, systems for all air travel. We believe that E-ticketing allows us to execute air-ticketing transactions more efficiently. E-ticketing also makes our business expansion into other northeastern China cities easier and more efficient. The airline industry, including airline ticket pricing, is regulated. Therefore, we have no discretion in offering discounts on the air tickets we sell. Our commission rate per ticket usually increases as the total number of tickets we sell for an airline increases.

Transaction and Service Platform

Our customers can reach us for their travel-related needs through either our toll-free customer service center or our website.

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of September 30, 2009, we employed approximately 95 customer service representatives, all of whom participated in formal training programs before commencing work.

We have a Chinese-language website located at www.lingxiao.net.

Employees and Staffing

We have 140 full-time employees as of September 30, 2009. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 124 in Dalian, 15 in Shenyang and one director operates from North American offices located in Seattle, Washington.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

The Company operates in two reportable segments: color photo printing and air-ticketing agency services. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Color photo printing	$347	$1,766	$3,580	$5,448
Air-ticketing agency	178,818	-	919,118	-
Total revenues	$179,165	$1,766	$922,698	$5,448

Gross profit (loss)
Color photo printing	$(3,863)	$(19,993)	$(22,528)	$(42,927)
Air-ticketing agency	73,482	-	446,485	-
Total gross profit (loss)	$69,619	$(19,993)	$423,957	$(42,927)

Net income (loss) from operations
Color photo printing	$(174,782)	$(85,788)	$(411,048)	$(212,060)
Air-ticketing agency	(22,573)	-	195,329	-
Total loss from operations	(197,355)	(85,788)	(215,719)	(212,060)
Corporate and other	(12,334)	(87,156)	(24,501)	(144,356)
Net loss before income tax	$(209,689)	$(172,944)	$(240,220)	$(356,416)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Total assets
Color photo printing	$450,753	$427,026
Air-ticketing agency	1,353,407	1,284,160
Intangible assets, net	3,114,938	3,114,938
Corporate and other	224,052	(5,447)
Discontinued operations	851	42,151
	$5,144,001	$4,862,828

Revenues

During the quarter, we generated no Tenet revenues as a result of the formal discontinuance of the Tenet operations with effect from July 1, 2009.

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of September 30, 2009, there were a total of 7 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $347 as compared to Colorstar revenues of $1,766 during the similar period in 2008.

During the period ended September 30, 2009, Ling Xiao generated net revenue of $178,818 which was generated from air ticket bookings of approximately $1,468,000.

The business of the Company’s subsidiary, Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel industry suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 53% and 72% of the Company’s total revenues for the three months and nine months ended September 30, 2009 respectively.

Results of the Three Month Period Ended September 30, 2009

Total revenues for the quarter ended September 30, 2009, were $179,165 as compared to $1,766 in the similar period in 2008. Gross profit for the period was $69,619 and the loss from operations was $204,053. The overall net loss for the quarter was $195,441. The gross loss for the similar period in 2008 was 19,993 and loss from operations for that period was $172,944. The overall net loss for the 2008 comparable period was $271,990. The primary reason for the difference from the prior year was the subsequent addition of Ling Xiao that became effective in October 2008.

During the three month period, a total of 7 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $347

Selling, general and administrative expenses were $243,231 for the quarter ended September 30, 2009 as compared to $100,009 in the comparable 2008 period. Although our expenses increased during this most recent quarter, these were primarily based on Ling Xiao operations, ongoing redesign of Colorstar manufacturing designs, and launch of the e-Commerce website www.urmart.net. We have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities. A total of $24,778 was expended on research on the Colorstar digital photo technology during the quarter.

Ling Xiao cost of sales was $105,336 during the quarter which entailed ticket booking, call center and related expenses.

Results of the Nine Month Period Ended September 30, 2009

Total revenues for the nine month period ended September 30, 2009, were $922,698 as compared to $5,448 in the similar period in 2008. Gross profit for the period was $ 423,957 and the loss from operations was $230,198. The overall net loss for the period was $380,308. The gross loss for the similar period in 2008 was $42,927 and loss from operations for that period was $322,757. The overall net loss for the 2008 comparable period was $620,965. The primary reason for the difference from the prior year was the subsequent addition of Ling Xiao that became effective in October 2008.

During the nine month period, a total of 7 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $3,580 as compared to $5,448 in the 2008 comparable nine month period. Ling Xiao revenues during this period totalled $919,118.

Selling, general and administrative expenses were $563,924 for the nine month period ended September 30, 2009 as compared to $152,609 in the comparable 2008 period. A total of $73,981was expended on research on the Colorstar digital photo technology during the period compared to $121,699 during the 2008 period.

Ling Xiao cost of sales was $472,633 during the period which entailed ticket booking, call center and related expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, our cash and cash equivalents decreased by $57,010 to $ 383,216. The decrease in cash was due primarily to an increase in accounts receivable, a significant increase in payables and prepaid expenses related primarily to work on the e-Commerce website www.urmart.net.These were partially offset by issue of common stock amounting to $944,366 during the period. As at September 30, 2009, our cash resources were such that we had a positive working capital position of $300,219.

As of September 30, 2009, a stockholder loaned $260,716 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $3,298 and $8,702 for the three and nine months ended September 30, 2009 respectively.

As reflected in the accompanying financial statements, the Company has shareholder equity of $ 3,807,455 at September 30, 2009. The Company’s current assets exceed its current liabilities by $300,219 and the Company used cash in operations of $1,084,585. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary. The Company is now pursuing additional funding and potential merger and acquisition candidates, which would enhance stockholders’ investment.

The Company has also developed an online e-Commerce website which may have potential in the China market. The site, known as UrMart.net, become operational during October 2009. The potential of this site in terms of longer term revenue generating capability is currently unknown.

Management believes that receipt of additional shareholder loans, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2009. The Company is actively pursuing a number of private placement fundings which would further ensure continued operations.

Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ending June 30, 2009 for the Company. The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value”, now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASU 2009-05”) which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Not required.

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

Internal Control Over Financial Reporting

During the past two quarters ending September 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Specifically, we have identified a number of cost and expense control procedures that are not effective with respect to our Ling Xiao subsidiary which we acquired in October 2008. During this period, we began implementing changes and it is our intention to have resolved all such procedural concerns during the fourth quarter. However, during this period ended September 30, 2009 through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2.                     Unregistered Sales of Equity Security and Use of Proceeds

On August 11, 2009, the Company entered into a Subscription Agreement with a subscriber relating to the issuance of 3,000,000 shares of restricted common stock of the Company to the subscriber in two tranches at a price of $0.75 per share or a total purchase price of $2,250,000. On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $944,236 in cash to the Company. The remaining balance of $180,764 was recognized as a subscription receivable as of September 30, 2009.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

On July 20, 2009, the Company held its Annual Shareholder meeting at the offices of the Company’s attorney in Seattle, Washington. The specific issues which were presented at the meeting were a proposal to re-elect three (3) directors to serve until the next annual meeting of shareholders and a proposal to ratify the appointment of Jimmy C.H. Cheung & Co as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009. A total of 17,119,100 votes were cast for each of the three directors with no votes cast against the nominees. In addition, a total of 17,119,100 votes were cast in favour of appointment of Jimmy C.H. Cheung & Co as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009 with no votes cast against the appointment.

Item 5.                     Other Information

SUBSEQUENT EVENT-- On October 28, 2009, the Company filed a Form 8-K stating that the Board of Directors, on October 27, 2009, had unanimously approved a resolution to appoint three additional directors; Xiao Jun, Yu Jianhua and Dr Jim Howell Qian to sit as directors of the Company effective immediately and to act as directors until the next shareholder meeting or until they resign or are replaced. All three have agreed to act as directors. There are no family relationships between the new directors.

In addition, the Board accepted the resignation of Zhao Yan as Chief Executive Officer of the Company effective immediately. Dr. Jim H. Qian has been appointed as the new CEO of the Company. Xiao Jun is appointed Chief Technology Officer of the Company effective immediately. Yu Jianhua is appointed Chief Operations Officer of China Operations effective immediately.

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

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Jim H. Qian

Jim H. Qian
Chief Executive Officer and a director
Date: November 16, 2009

Per:	/s/ James Wang

James Wang
Chief Financial Officer and a director
Date: November 16, 2009