Form 10-K
period 2009-12-31
Northport Network Systems, Inc.
filed 2010-04-15
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Our revenue for the year ended December 31, 2009 was: $755,678

The aggregate market value of the common stock held by non-affiliates of the issuer, based on the last sale price of $0.55 as reported on the NASD OTC BB on April 8, 2010 was $18,810,007. ($0.55 times 34, 200, 012 shares)

The number of shares of our common stock outstanding as of April 8, 2010 was: 34,200,012.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The registrant had 34,200,012 shares of common stock outstanding as of April 8, 2010.

__________

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

__________

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates two separate businesses- (1) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be fully commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.; and (2) Dalian Beigang owns a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which will use a terminal version of the Colorstar platform in their travel booking locations. During the year, we discontinued operations of a third business, our Tenet, tax filing software division as a result of changes to the China National Tax Bureau filing access procedures.

In addition, during the year we commenced development of an e-commerce website known as UrMart.net which we intend to launch in 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage at the end of 2009, and the revenue derived therefrom was insignificant and recorded on receipt of subscription fees from members. UrMart is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net..

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205.

The Company’s Dalian Colorstar business operates from an office facility located at Suite #512, A. No. 1 Huoju Road Qixianlinq Industrial Base – High-Tech Zone in Dalian, China.

The Ling Xiao business in Dalian operates from leased office space in the central area of Dalian at Rooms 2704, 2705, 2706, and 1101 in the Yue Xiu Building, No.82 Xin Kai Road, Xi Gang District, Dalian, China. Ling Xiao in Shenyang operates from office and dormitory facilities located at No. 109- 6-1 Nanjing North Street, Peace District, Shenyang, China.

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

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 34,200,012 shares have been issued and outstanding, fully paid and non-assessable as of December 31, 2009. We also have 100,000,000 preferred shares authorized at a par value of $.001 of which none are currently issued.There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Throughout this Form 10K report, we have used an exchange rate of $1.00 US = 6.84 Rmb (Chinese yuan) for all conversions except those taken directly from our audited financial statements which may vary marginally from this rate. The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, and significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

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

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire a 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. The stockholders of Ling Xiao did not have any prior affiliation with the Company. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times the planned Ling Xiao net earnings for the year ended March 31, 2009. After completion of the review of the Ling Xiao’s operation and the audited financial statements for the year ended March 31, 2009, additional treasury shares of the Company were to be issued if the net earnings is in excess of the net earning as projected in the formula estimate of 2,700,000 shares. Upon review, no such additional shares were issued.

On August 11, 2009, the Company entered into a Subscription Agreement with a subscriber relating to the issuance of 3,000,000 shares of restricted common stock of the Company to the subscriber in two tranches at a price of $0.75 per share for a total purchase price of $2,250,000.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $900,359 in cash to the Company. The remaining balance of $224,641 was recorded as stock subscription receivables as of December 31, 2009. The subscriber was subsequently appointed director of the Company on October 27, 2009.

Principal Products

          (A.) Tenet tax filing software- now discontinued

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

As of December 31, 2008, there were approximately 8243 subscribers in Dalian and an additional 886 subscribers in Yingkou, Liaoning province, which business was operated under a cooperation agreement between Dalian Beigang and Lenovo Corporation. Management opted to launch its first city operation of Tenet outside of Dalian in Yingkou, the nearest large city, and only 200 km from Dalian. The local partner in Yingkou was Yingkou City Beigang Network Information Industry Service Co., Ltd., a wholly owned subsidiary of Lenovo Corporation, a Chinese computer manufacturer and retailer. Lenovo Yingkou is a large computer dealer and service provider in Yingkou maintaining a good relationship with the national tax bureau there.

Initial subscribers pay a fee of 1200 Rmb for the initial year and then decreases on an incremental basis over three years to a base of 600 Rmb per year thereafter.

Although there are security and service problems with many available, competitive systems, most are free and have attracted business users. As a result, the number of users of the Tenet system had continually declined since its initial introduction.

In late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang was thereafter unable to upgrade its TENET tax filing system. We negotiated with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that have risen as a result. Because we were unable to update the Tenet system for our subscribers and were unable to bill for services or access- we had no option but to discontinue Tenet operations as of June 2009.

          (B.) Graphic Printing Technology-Colorstar

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2008 and 2009, and such expenditures amounted to $162,894 and $0, respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and four units were in operation as at December 31, 2009.

Dalian Beigang entered into an agreement on March 1, 2008 to supply a total of 542 Colorstar units to various Internet cafe locations and also retail telephone store locations in Liaoning Province in China. The agreement partner was China Netcom, a significant Chinese landline and broadband supplier with annual revenues in excess of $1.0 billion US. The agreement called for monthly service fees to be paid to China Netcom and revenues to be divided on an 85-15 percent basis between Dalian Beigang and China Netcom. Only a total of only 24 units were produced due to production and design issues.

Shortly after the original China Netcom contract was signed, the China Netcom Network system was closed and did not accept any new business from May 1st to October 30, 2008 for the sake of ensuring the safety of the Beijing Olympic Games. The network system was opened again in November 2008, but China Netcom and its planned merger partner China Unicom commenced a re-structure program, including a name change to China Unicom. The agreement terminated on February 1, 2009 and was not renewed.

An enhanced “modular” version of the kiosk design is near completion but commercial production awaits availability of funding to cover manufacturing costs.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design also proved unsuccessful due to manufacturing costs. The fifth version, based upon a modular design, is near completion.

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

Colorstar Operations

In China, management has entered into negotiations with a number of organizations that operate retail facilities. Agreement relationships are planned to entail Dalian Beigang manufacturing and installing kiosk units in partner locations and revenues split on an 85/15 percentage basis between the partners. A typical agreement is expected to be initially two years in length and renewable if agreed to by both parties. All Colorstar units will remain in the ownership of the Company. All unit operations, repairs, maintenance, cash handling and accounting functions are handled by Dalian Beigang. The kiosk design currently produces only a 4 inch by 6 inch size photo.

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

For sales from its own operation, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

Currently we have two Colorstar units located in Vancouver, Canada where they are being analyzed to determine any and all issues that could affect performance and regulatory compliance if the units were to be introduced into the North American marketplace. We are currently awaiting the adaptation of these units to the new modular design prior to completing a full analysis. We expect that such adaptations and analysis will be completed by the end of 2010, after which the North American Colorstar business plan is expected to be finalized.

Sales and Marketing

In China, marketing of Colorstar to date has involved Company personnel making direct sales calls to potential joint venture partners such as China Netcom and others. In addition, there are a number of potential franchise-type relationships being discussed with individuals in Dalian city itself. These franchise-type arrangements await completion of formal documentation and availability of manufacturing financing. A total of 4 test units have been installed at locations under an informal franchise arrangement. Agreements with other potential partners await various approvals.

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

No individual customer contributed to more than 10% of total revenues for the years ended December 31, 2009 and 2008. No individual customer accounted for more than 10% of accounts receivable as of December 31, 2009 and 2008.

The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 79% and 84 % of the Company’s total revenues for the year ended December 31, 2009 and 2008 respectively. As of December 31, 2009 and 2008, accounts receivable from this airline were $41,059 and $272,678 respectively.

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

In air-ticketing transactions, a customer generally pays the ticket delivery agent upon delivery of the ticket. The customer has the option of picking up a ticket at a Ling Xiao ticketing office or obtaining an electronic ticket. In 2008, China has mandated, full scale use of electronic ticketing, or E-ticketing, systems for all air travel. We believe that E-ticketing allows us to execute air-ticketing transactions more efficiently. E-ticketing also makes our business expansion into other northeastern China cities easier and more efficient. The airline industry, including airline ticket pricing, is regulated. Therefore, we have no discretion in offering discounts on the air tickets we sell. Our commission rate per ticket usually increases as the total number of tickets we sell for an airline increases.

Other products and services accounted for a small portion of our total revenue in 2009.

Transaction and Service Platform

Our customers can reach us for their travel-related needs through either our toll-free customer service center or our website.

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of December 31, 2009, we employed 99 customer service representatives, all of whom participated in formal training programs before commencing work.

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

In addition to the patent filing, we have registered the trade names “Colorstar” and “Tenet” in China. The name Colorstar has also been registered in Canada.

Employees and Staffing

We had 143 full-time employees as of December 31, 2009. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 43 in Dalian. The Ling Xiao subsidiary operates with 75 staff in Dalian and 24 in Shenyang. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 143 current staff members are employed as follows:

Management	5
Accounting	3
Marketing	4
Software Design/R and D	20
Colorstar Operations	11

Ling Xiao Dalian	75
Ling Xiao Shenyang	24
North American Seattle Office	1

Total	143

ITEM 1A. RISK FACTORS

Prospective investors should carefully consider the risks described below, in conjunction with other information and our consolidated financial statements and related notes included elsewhere in this Form 10K.. You should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries that you may be familiar with. Our business, financial condition and results of operations could be affected materially and adversely by any or all of these risks. Where financial results for our China operations are commented upon in US dollars, an exchange rate of $1.00 = 6.84 Renminbi (Yuan) has been used, except where numbers are directly taken from our audited financial statements.

Risk Factors Relating to the Company and its Businesses

We have yet to attain profitable operations and our accountants believe there is substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,532,209 at December 31, 2009. The Company’s current liabilities also exceed its current assets by $260,834 and the Company used cash in operations during the year ended December 31, 2009 of $633,960. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations.

As of December 31, 2009 and 2008, the Company owed $251,312 and $173,432 respectively to a stockholder as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand. Total imputed interest expenses recorded as additional paid-in capital amounted to $11,125 and $3,659 for the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, a related company owed $99,209 to the Company which arises during the normal course of business and is under the same terms as other customers.

Revenues for the year ended December 31, 2009, were increased to $755,678 from $485,752 during the previous fiscal year ended December 31, 2008.

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

We sustained net losses in the periods prior to, and including, 2009. We cannot assure you that we can attain profitability or avoid net losses in the future. We expect that our operating expenses will increase and the degree of increase in these expenses will be largely based on anticipated organizational growth and revenue trends. As a result, any decrease or delay in generating additional sales volume and revenue could result in substantial operating losses.

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

We continue to experience cash shortages from ongoing development of the Colorstar technology. We will require additional cash infusions to finance the expected growth of our Colorstar business, including purchases of inventory and computer equipment. The Company anticipates raising minimum funding of $500,000 over the next 12 months and that such funding would involve the new issuance of stock of at least 1,000,000 shares. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

As at December 31, 2009 the corporate cash resources were such that we had a negative working capital position of $260,834. We estimate that cash flows from ongoing shareholder loans and launch of our planned e-commerce website, UrMart.net during 2010, will be sufficient to allow continuing operations for the next twelve months.

Directors and officers are non-residents of the United States and could be beyond reach in the event of litigation.

Because two of our directors and officers reside outside of the United States, it may be difficult for shareholders to enforce your rights against them or enforce U.S. court judgments against them in the PRC or Canada. Our current operations are conducted in China. In addition, two of our directors and officers are nationals of countries other than the United States. Zhao Yan and Zhong Bo Jia are both citizens and residents of the PRC. James Wang is a citizen of Canada but a resident in Washington State under a US L-1 visa. Dr. Jim Howell Qian is a resident of California.

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

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. In particular, our success is highly dependent upon the efforts of our President, our Chief Executive Officer, our Vice President, and our directors; the loss of whose services would have a material adverse effect on our success and development.

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

Management is unaware of any additional current regulations, or any new regulations that are pending introduction, that are currently required by Dalian Beigang in respect to its business operations or its Ling Xiao or planned Colorstar systems. Neither the Company nor Dalian Beigang has ever been found to be in violation of any PRC law or regulation.

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

Currently we have two Colorstar units located in Vancouver, Canada where they are being analyzed to determine any and all issues that could affect performance and regulatory compliance if the units were to be introduced into the North American marketplace. We are currently awaiting the adaption of these units to the new modular design prior to completing a full analysis. We expect that such adaptations and analysis will be completed by the end of 2010, after which the North American Colorstar business plan should be finalized.

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

We intend to approach potential funders, investors and brokerage firms to assist in raising a minimum of $500,000 over the next 12 month period. Such investment, if available at all, will result in dilution of our existing shareholder’s holdings. Such dilution percentage could vary dependent upon our acceptance in the investment community as against other investment opportunities available. We anticipate that such financing would result in new share issuances of at least 1,000,000 shares. We` are authorized to issue up to 100,000,000 preferred shares of which none are currently issued and also authorized to issue up to100,00,000 common shares of which 34,200,012 are currently issued.

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

ITEM 2. PROPERTIES

Our North American executive office consists of approximately 100 square feet of temporary space and is located at Suite #4200, 601 Union Street, Seattle, Washington, 98101. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

In China, the Company leases office spaces from certain third parties under eight operating leases in Dalian and Shenyang which expire on dates between February 28, 2010 and September 30, 2013 at monthly rentals of between $293 and $2,925.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2009, the Company held its Annual Shareholder meeting at the offices of the Company’s attorney in Seattle, Washington. The specific issues which were presented at the meeting were a proposal to re-elect three (3) directors to serve until the next annual meeting of shareholders and a proposal to ratify the appointment of Jimmy C.H. Cheung & Co as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009. Both proposals were approved by the shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol “NPCA” since January 2008 and changed to “NNWS” in November 2008. The following table sets forth the high and low bid price per share of our common stock for the quarters during 2009. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2009	$0.30	$0.29
September 30, 2009	$0.40	$0.30
June 30, 2009	$1.20	$0.20
March 31, 2009	$1.20	$1.20

We had 253 registered shareholders of record as of December 31, 2009.

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

Holders of Common Stock

As of December 31, 2009, we had 253 shareholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

On August 11, 2009, the Company entered into an agreement with a director, Yu Jianhua, to issue up to 3,000,000 treasury shares in exchange for investment of $2,250,000. As of August 11, 2009, Yu Jianhua had advanced $1,125,000 and accordingly the Company issued a total of 1,500,000 treasury shares in exchange for the investment at that time.

Equity Compensation Plan Information

The Company currently has no equity compensation plan in place for its employees, consultants or directors.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is our historical financial data with respect to the fiscal years ended December 31, 2009, 2008, 2007, and 2006. The information is only a summary. This information has been derived from, and should be read in conjunction with, our historical Unaudited Condensed Consolidated Financial Statements and Consolidated Financial Statements and related notes beginning on page F-1 and the section entitled "Management's Discussion and Analysis" beginning on page 26.

Selected Historical Financial Data

	As of and for the Year Ended December 31,
	2009	2008	2007	2006

Total revenues	$755,678	$485,752	$236,981	$382,309
Income (loss) from operations	$(3,883,757)	$(357,480)	$(400,922)	$(161,932)
Net income (loss)	$(3,816,911)	$(818,894)	$(435,901)	$(186,571)

Net income (loss) per share: basic and diluted	$(0.11)	$(0.03)	$(0.02)	$(0.01)
Wt. Avg. shares outstanding: basic and diluted	33,213,711	28,900,278	26,500,000	26,500,000
Total assets	$1,402,767	$4,862,828	$367,656	$118,326
Long-term debt including capital lease, obligations, net of current portion	$-	$-	$100,000	$-
Shareholders' equity/deficit	$51,249	$2,959,499	$(747,901)	$(314,363)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2010 as we anticipate launch of our e-commerce website, expansion of Ling Xiao operations and operating and other efficiencies and to otherwise manage our planned business expansion; (iii) whether there will be a commercial market, domestically and internationally, for our Colorstar products, (iv) the success of Ling Xiao air-ticket operations in Dalian, Shenyang and other potential northeastern China city locations where Ling Xiao may decide to commence business operations therein; (v)characterization of our market by new products and rapid technological change and an ability to adapt to the same; (vi) our ability to compete against other companies that have greater economic and human resources than we do; (vii) our dependence on key personnel; (viii) our ability to attract and retain quality employees; (ix) ) our dependence on manufacturers and suppliers; (x) our ability to protect technology through patents; (xi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xii) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (xiii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xiv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2010; (xv) our non-payment of dividends and lack of plans to pay dividends in the future; (xvi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xvii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the current holders of our common stock; (xviii) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xix) indemnification of our officers and directors.

Since inception of our Chinese subsidiary, we had been primarily engaged in the commercial tax filing software systems business, with operations located in Dalian city in Liaoning province in northeast China. Since 2005, we have also undertaken a research and development program of a proprietary digital photo processing technology, (`Colorstar`), which has now been commercialized in a kiosk format. The technology has been developed as a “platform”, thus allowing additional applications to be developed for the kiosk technology besides the photo processing use. Very preliminary revenues were generated beginning in 2007 and in 2008 and we anticipated a number of agreements with retail store partners to develop in 2009. We entered into an agreement on March 1, 2008 to supply and operate a total of 564 Colorstar kiosks in conjunction with China Netcom, a significant Chinese telecom company. This agreement has now lapsed and will not be renewed because of customer re-structuring of their business which will preclude arrangements such as we had originally entered into. In October 2008, we acquired a 51% equity interest in a China based air ticket booking business known as Ling Xiao which is generating business and expanding rapidly.

Results of Operations-
Fiscal Year Ended December 31, 2009 Compared to Fiscal year Ended December 31, 2008

The Company currently operates its business exclusively through its Chinese subsidiary. Dalian Beigang has two businesses; one being the supply and operation of stand alone, digital photo processing kiosks in partnership with retail locations, either by way of license or franchise-type arrangements; and the second being an air ticket booking business known as Ling Xiao which has operations in the north eastern China cities of Shenyang and Dalian, and in which the Company has a 51% equity interest.

Up until June 2009, we continued operation of a non-revenue generating division known as Tenet- being a business of providing platforms to customers in Dalian China for electronic filing of federal tax returns and payment of taxes (Tenet). As described above, in late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang was thereafter unable to upgrade its Tenet tax filing system. We negotiated with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that had risen as a result. Because we were unable to update the Tenet system for our subscribers and were unable to bill for services or access- we had no option but to discontinue Tenet operations as of June 2009.

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly of computer equipment with a net book value of $851 at July 1, 2009 was transferred to other segments or written off in the fourth quarter of 2009

Results of the discontinued operations for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008

Revenues	$2,316	$123,163
Cost of sales	(18,544)	(85,081)
Gross (loss) profit	(16,228)	38,082
Operating expenses	(1,483)	(391,837)
Net loss from discontinued operations	$(17,711)	$(353,755)

The assets and liabilities of discontinued operations as of December 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008
Assets
Property and equipment, net	$-	$42,151
Total assets related to discontinued operations	$-	$42,151

Liabilities
Deferred revenue	$-	$5,023
Total liabilities related to discontinued operations	$-	$5,023

Net cash flow of the discontinued operations from the categories of investing activities was not significant for the year ended December 31, 2009 and 2008.

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

The Company operates in three reportable segments, color photo printing, online shopping and air-ticketing agency. The operation of platforms for electronic filing of tax returns and payment of taxes was discontinued on 1 July 2009 and the losses and assets of this operation were accounted for under discontinued operations. A new e-Commerce website division is at its trial stage and expected to commence operations during 2010.

The following is a summary of the Company’s segment information for the year ended December 31, 2009 and 2008:

	2009	2008

Revenues
Color photo printing	3,639	$11,760
Air-ticketing agency	751,565	473,992
Online shopping	474	-
Total revenues	755,678	$485,752

Gross profit (loss)
Color photo printing	(25,681)	$(61,132)
Air-ticketing agency	129,918	272,868
Online shopping	474	-
Total gross profit (loss)	104,711	$211,736

Net income (loss) from operations
Color photo printing	(379,154)	$(289,326)
Air-ticketing agency	(3,274,118)	189,044
Online shopping	(170,244)
Total loss from operations	(3,823,516)	(100,282)

Unallocated amounts relating to corporate operations:
Legal and professional fees	(57,600)	(217,771)
Others	(15,691)	(15,082)
Net loss before income tax	(3,896,807)	$(333,135)

Revenues/Sales

Revenues for the year ended December 31, 2009, were $755,678 as compared to $485,752 during the previous fiscal year ended December 31, 2008. The primary reason for the increase was due to the acquisition of a 51% equity interest in Ling Xiao on October 9, 2008 and the allocated revenues from Ling Xiao since that date.

As described above, in late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang is now unable to upgrade its Tenet tax filing system. Because we were unable to update the Tenet system for our subscribers, we were not billing for services or access- thus not currently generating any Tenet revenues. We were unable to resolve this issue, and had no option but to discontinue Tenet operations in June 2009.

During 2007 and 2008 we installed a number of Colorstar photo processing kiosks in the Dalian area under informal franchise arrangements. Minor income amounts were generated from these units, although the purpose of such installations was to generate consumer feedback and also to prove that units were operating effectively and correctly. By December 31, 2007 we had confirmed that this latest Colorstar model met all operating conditions established by management and had reached a commercial stage. Due to failure by the Company to generate working capital to pay for manufacturing of kiosks, only 12 units were produced in 2008 and four were in service as at December 31, 2009. Until such time as the Company can raise sufficient capital to cover kiosk manufacturing costs, expansion of this division will be limited.

During 2009, Ling Xiao generated net revenue of $751,565. The majority of its revenues originated from air ticket bookings during the period.

Revenue Recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 (“ASC Topic 605”), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

These criteria as related to the Company’s revenues are considered to have been met as follows:

--Electronic tax filing services

The Company provides electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers are billed on approval of the contracts and based on the terms included in the contracts. Revenue is recognized rateably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed is deferred. On early termination of the contracts, the fees received in advance will be refunded to the customers.

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

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $2,223 and $6,532 for 2009 and 2008 respectively.

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers’ receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $0 and $428 for 2009 and 2008 respectively.

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

Selling, General and Administrative Expenses.

General and administrative expenses were $756,570 in 2009, as compared to $396,494 in 2008; an increase of 91%. This increase was primarily a result of the costs incurred with attempted commercialization of Colorstar, increased travel to North America to investigate market opportunities and ongoing public entity related legal and audit costs. In addition, during the year we added administrative staffing for the Colorstar project, which also added to overall general expenses. Depreciation costs were $21,149 in 2009 as compared to $9,828 in 2008. Research and development expenses were $95,811 in 2009 as compared to $162,894 in 2008. Losses from operations were $3,883,757 in 2009 as compared to losses of $357,480 in 2008 with the loss due primarily to impairment of goodwill, public professional services costs, reduced new Tenet subscribers, and increased support costs in anticipation of the Colorstar product launch. Net loss for the comparable year periods of 2009 and 2008 were $3,816,911 and $818,894 respectively.

Gross profit for fiscal year 2009 was $104,711 as compared to $211,736 in 2008.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2009 and 2008 were $0 and $162,894 respectively. During 2009, 100% of the $95,811 incurred as development costs related to the development of the planned e-commerce website www.urmart.net.

Payroll and Employees Benefits Expense

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $9,117 and $16,147 for the years ended December 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

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

Depreciation

Property and equipment assets are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 to 10 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	2 to 5 Years

The following is a summary of property and equipment at December 31:

	2009	2008

Motor vehicles	$272,392	$34,328
Color photo printing machines	310,159	309,389
Furniture and office equipment	102,471	135,007
Construction in progress - color photo printing machine	-	-
	685,022	478,724
Less: accumulated depreciation	228,631	101,035
Property and equipment, net	$456,391	$377,689

Depreciation expense for the years ended December 31, 2009 and 2008 was $39,415 and $28,764 respectively.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,532,209 at December 31, 2009 as compared to an accumulated deficit of $1,715,298 at its year end of December 31, 2008. The Company’s current liabilities exceed its current assets by $260,834 and the Company used cash in operations during the year period ended December 31, 2009 of $633,960.

Contractual cash commitments for the fiscal years subsequent to December 31, 2009, are summarized as follows:

The Company leases office spaces from certain third parties under eight operating leases which expire on dates between February 28, 2010 and September 30, 2013 at monthly rentals of between $293 and $2,925.

As of December 31, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2010	$57,792
2011	36,072
2012	35,102
2013	26,327
$155,293

For the year ended December 31, 2009, our cash and cash equivalents decreased from $440,226 to $307,273.

As reflected in the accompanying financial statements, we had an accumulated deficit of $5,532,209 at December 31, 2009. Our current liabilities exceed our current assets by $260,834 and during the year period, we used cash in operations of $633,960. Our auditor commented that these factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year.

Cash Used in Operating Activities

Cash used in operating activities was $633,960 during the year ended December 31, 2009, as compared to $714,776 during the year ended December 31, 2008.

Cash Used in Investing Activities

Cash used in investing activities was a negative amount of $79,381 comprised primarily of issues related to the acquisition of computer related software and hardware..

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During 2009, specific financing activities totaled $580,985 and which included sale of securities for $900,359 and additional stockholder loans of $77,407.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $900,359 in cash to the Company. The remaining balance of $224,641 was recorded as stock subscription receivables as of December 31, 2009. The subscriber was subsequently appointed director of the Company on October 27, 2009.

As of December 31, 2009, a related company owed $99,209 to the Company during the normal course of business and is under the same terms as other customers.

As of December 31, 2009 and 2008, the Company owed $251,312 and $173,432 respectively to a stockholder as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,532,209 at December 31, 2009 that includes a net loss of $3,816,911 for the year ended December 31, 2009. The Company’s total current liabilities exceed its total current assets by $260,834 and the Company used cash amounted to $633,960 in its operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our auditors stated in their report on our audited financial statements for the year ended December 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

Revenue Recognition

Substantially all of the Company’s revenue is generated from the Ling Xiao travel booking business and color photo printing services. Effective December 31, 2009, the Tenet, electronic tax filing business had ceased all revenue generating activities, having effectively discontinued operations as at June 2009. During 2008, the Company recognized revenue from the sale of electronic tax filing service contracts and color photo printing services under the provisions of ASC Topic 605, Revenue Recognition, where persuasive evidence of an arrangement exists; the service is rendered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled.

The Company provided electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers were billed on approval of the contracts and based on the terms included in the contracts. Revenue was recognized rateably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed was deferred. On early termination of the contracts, the fees received in advanced are refunded to the customers.

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

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also obligated for the employee payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agent’ sales were $2,223 and $6,532 for fiscal 2009 and 2008, respectively.

The Company also has a licensing program whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensed offices were $428 and $815 for fiscal 2009 and 2008, respectively.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2008	December 31, 2008

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of year end	US$1=RMB6.8372	US$1=RMB6.8542

Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.84088	US$1=RMB6.96225

The translation difference recorded for the years ended December 31, 2009 and 2008 was loss of $2,823 and $46,737 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect

Long-lived assets

In accordance with FASB Codification Topic 360 (“ASC Topic 360”), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. There was no impairment recorded by the Company on property and equipment during the year ended December 31, 2009.

Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for goodwill in accordance with FASB Codification Topic 350 (“ASC Topic 350”), “Accounting for Goodwill and Other Intangible Assets” and FASB Codification Topic 805 (”ASC Topic 805”), “Business Combinations”. ASC Topic 350 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with ASC Topic 350, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with ASC Topic 350. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by ASC Topic 350, to its carrying amount to determine if there is an impairment loss. During the fourth quarter of 2009, the Company completed a review of its goodwill and determined an impairment had occurred and provided for a 100% impairment of goodwill amounting to $3,114,938.

Disclosure about Fair value of Financial Instruments

FASB Codification Topic 825 (“ASC Topic 825”), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instrument is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgments, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

Income and Other Taxes and Obligatory Payments

The Company accounts for income taxes under the FASB Codification Topic 740-10-25, “Accounting for Income Taxes” (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

On January 1, 2007, the Company adopted the provisions of FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740 has not resulted in any material impact on the Company’s financial position or results.

Recently Issued Accounting Standards

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the standard to have any impact on the Company’s financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification , originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the standard to have any impact on the Company’s financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification , originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the standard to have any impact on the Company’s financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) .. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the standard to have any impact on the Company’s financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 . The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the standard to have any impact on the Company’s financial position.

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

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure;among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.`

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 17, 2010, the Company was notified of the resignation, effective immediately, of the US Audit Practice of Jimmy C.H. Cheung & Co. (“JCHC”), as the Company’s independent registered public accounting firm in connection with JCHC’s merger on January 29, 2010, with Baker Tilly Hong Kong Limited (“BTHK”). On February 19, 2010, the Company’s Board of Directors approved the appointment of BTHK as the Company’s independent registered public accounting firm.

The audit reports of JCHC on the financial statements of the Company as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles , except that the audit reports of JCHC for the financial statements of the Company as of December 31, 2008 and December 31, 2007 indicated uncertainty as to the Company’s ability to continue as a going concern because the Company had working capital deficits.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) on reportable events within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

During the Company’s most two recent fiscal years ended December 31, 2008 and 2007 and through January 29, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in ITEM 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

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

Our President, Zhao Yan, our Northport Chief Financial Officer James Wang and our Dalian Beigang Chief Financial Officer, Zi Feng Liu, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of our Chief Executive Officer, our Northport Chief Financial Officer and the Dalian Beigang Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. The evaluation included analysis of systems and procedures for all of Dalian Beigang operations including those of Ling Xiao. Based on this evaluation, our Company’s Chief Executive Officer, our Northport Chief Financial Officer and our Dalian Beigang Chief Financial Officer identified no material weakness in our Company’s disclosure controls and procedures as of December 31, 2009. We will state that the disclosure controls and procedures as at December 31, 2009 were effective and we concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Management’s Report on Assessment of Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting in our financial statements prior to December 31, 2009.

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

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers:

Name	Age	Position with Company

Yan Zhao	55	Chairman of the Board, President

Zhong Bo Jia	55	Vice President and Director

James Wang	57	Director and Secretary

Jim Howell Qian	48	Chief Executive Officer

Xiao Jun	40	Director

Yu Jianhua	53	Director

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

Jim Howell Qian, Chief Executive Officer and Director

Jim Howell Qian, Ph.D. is currently the president and CEO of American Centrality Group, Inc., Nevada and Abgenom, Inc. Hayward, CA. Prior to this, Dr. Qian was a co-founder & president of Abgenome, Inc. Berkeley, CA, which develops in vitro diagnostic kits for cardiovascular diseases. Prior to that, Dr. Qian was the co-founder & president of ProMab Biotechnologies, Inc. which develops and markets recombinant proteins, antibody-based reagents and diagnostic kits, and tissue chips to academic and pharmaceutical laboratories worldwide. Before launching ProMab, Dr. Qian was a scientist at Incyte Genomics, Inc. He received his postdoctoral training in Biochemistry from University of California at Berkeley and obtained his Ph.D. in Microbial Biology from University of Nebraska-Lincoln.

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

Xiao Jun- Director

Xiao Jun has been an employee of Northport’s China subsidiary since April 2004. He obtained a Masters degree in Multimedia and Virtual Reality in 2002 from Leuven Engineering College in Belgium and also holds a 1992 degree in Computer Science and Engineering from Huazhong University of Science and Technology. From 1996 to 1998 he was Vice Chief Engineer of the spaceflight group at Guangyu Group in Shenzhen, China. From 1998 until 2000 he was Vice General Manager of Beijing Yuanchao Information Technology Ltd. where he assisted in the development of China’s first business image processing software. In 2000 he joined Beijing Yimei Network Technology Ltd as Vice CEO where he led the employee team in development of China`s first digital imaging network platform. While at Yimei, he assisted in the establishment of the Beijing Digital Image Industry Union along with Lenovo, BOE and Thunis; all major players in the field. Since joining Northport China, he has headed up the Company`s research and development division and was appointed Chief Technology Officer in October 2009.

Yu Jianhua- Director

Yu Jianhua is a resident of Dalian, China and has significant expertise in real estate and property development. Since 2001 he has been Chairman of Dalian Jintudi Real Estate Development Co. Ltd. Prior to that he was Deputy General Manager of Dalian Xintian Real Estate Development Co. Ltd. and Dalian Dongfang Real Estate Development Co. Ltd. Previously he spent almost twenty years as a Factory Manager with a number of food and safety equipment manufacturing factories in Dalian.

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

Section 16(a) beneficial ownership reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2009, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2009.

Audit Committee

We do not have an independent Audit Committee and our Board of Directors is comprised of members of management. As a result, there may be a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

Promoters

By virtue of their activities in founding and organizing the Company, as well as their beneficial ownership of its voting securities, Yan Zhao, Zhong Bo Jia and James Wang may be deemed to be "promoters" of the Company.

Related Party Transactions

As of December 31, 2009 and 2008, the Company owed $251,312 and $173,432 respectively to a stockholder as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $11,125 and $3,659 for the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, a related company owed $99,209 to the Company during the normal course of business and is under the same terms and conditions as other customers.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $900,359 in cash to the Company. The remaining balance of $224,641 was recorded as stock subscription receivable as of December 31, 2009. The subscriber was subsequently appointed director of the Company on October 27, 2009.

ITEM 11-EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation for the last fiscal ending year on December 31, 2009, awarded to, earned by, or paid to the persons serving as the Company’s principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

Name, Principal Position	Year	Base Salary $ (1)	Bonus $ (2)	Option Awards $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified	All Compensation $	OtherTotal Compensation $

Yan Zhao, Chairperson, President	2008 2009	$21,551.72 $35,087.71	-0-	-0-	-0-	-0-	-0-	$21,551.72 $35,087.71

Jim Howell Qian, CEO	2008 2009	$0 $31,578.94	-0-	-0-	-0-	-0-	-0-	$0 $31,578.94

Zhong Bo Jia, Vice President	2008 2009	$17,241.37 $31,578.94	-0-	-0-	-0-	-0-	-0-	$17,241.37 $31,578.94

James Wang, Secretary	2008 2009	-0-(5) -0-	-0-	-0-	-0-	-0-	-0-	-0-(5) -0-

(1) Executives residing in China, receive compensation in Chinese Yuan. The U.S. Dollar amounts expressed above have been derived using an exchange rate of $1.00 = 6.84 Yuan.

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

(5) During the 2008 and 2009 fiscal years, Mr. Wang did not receive any compensation for his duties as secretary of the Company.

Employment Agreements with Our Executives and Employees

Currently, employment agreements are in place with all of the Company’s China based executives and employees. No other arrangements exist whereby our executive officers would receive compensation in the form of bonuses, options or other compensation under non-equity incentive plans. Furthermore, no pension plan is currently in place for the Company’s executives or employees other than as required by law for China based executives.

The Company did not offer a pension plan during fiscal year 2009 other than as required by law for China based staff. The full time Chinese employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $9,117 and $16,147 for the years ended December 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Employment Bonus Compensation

The Company did not offer any employment bonuses during fiscal year 2009.

Outstanding Equity Awards at Fiscal Year End

The Company did not offer any equity options during fiscal year 2009.

Director Compensation

The Company did not enter into any director compensation arrangements during the fiscal year 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, the Company’s outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s Common Stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

NAME	SHARES OWNED	PERCENTAGE OF SHARES OWNED AS AT DECEMBER 31, 2009
Zhao Yan	5,750,000	16.81%
Zhong Bo Jia	3,375,000	9.86%
James Wang	2,239,120	6.54%
Jim Howell Qian	0	0
Xiao Jun	1,100,000	3.21%
Yu Jianhua	1,500,000	4.38%
All Executive Officers and Directors	13,964,120	40.83%

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

Xiao Jun
Suite #512, A. No. 1 Huoju Road
Qixianlinq Industrial Base – High-Tech Zone,
Dalian, China.

Yu Jianhua
Suite #512, A. No. 1 Huoju Road
Qixianlinq Industrial Base – High-Tech Zone,
Dalian, China.

Jim Howell Qian
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or 10-KSBs and 10-Q or 10-QSBs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009: $12,000 - Jimmy C.H. Cheung & Co.
$35,000 - Baker Tilly Hong Kong Limited

2008: $52,000 - Jimmy C.H. Cheung & Co.

Financial Information Systems Design and Implementation Fees

We did not engage Baker Tilly Hong Kong Limited, Certified Public Accountants to provide advice regarding financial information systems design and implementation during the last fiscal year.

Tax Fees

There have been no other fees billed or expected to be billed to us by Baker Tilly Hong Kong Limited, Certified Public Accountants for any other non-audit services, including tax-related services, provided during the last two fiscal years.

All Other Fees

For fiscal years 2009 and 2008, Baker Tilly Hong Kong Limited, Certified Public Accountants did not bill any fees for any other non-audit services rendered to us.

Audit Committee

We do not have an independent Audit Committee. Our Board of Directors is comprised of members of management. As a result, there may be a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

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

* Filed herewith

Form 8-K filings during the quarter ended December 31, 2009

October 28, 2009 Form 8-K filing-

On October 27, 2009, the Board of Directors unanimously approved a resolution to appoint three additional directors; Xiao Jun, Yu Jianhua and Dr Jim Howell Qian to sit as directors of the Company effective immediately and to act as directors until the next shareholder meeting or until they resign or are replaced. All three have agreed to act as directors. There are no family relationships between the new directors.

In addition, the Board accepted the resignation of Zhao Yan as Chief Executive Officer of the Company effective immediately. Dr. Jim Howell Qian has been appointed as the new CEO of the Company. Xiao Jun is appointed Chief Technology Officer of the Company effective immediately. Yu Jianhua is appointed Chief Operations Officer of China Operations effective immediately.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS, INC.,
a Washington corporation

By:	/s/ Jim Howell Qian
Jim Howell Qian
Chief Executive Officer

Each person whose signature appears below authorizes Jim Howell Qian to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Jim Howell Qian, CEO	April 14, 2010
Jim Howell Qian, Chief Executive Officer
and Director

/s/ Zhao Yan, President	April 14, 2010
Zhao Yan, President and Director

/s/ Zhong Bo Jia, Vice-President	April 14, 2010
Zhong Bo Jia, Vice-President and Director

/s/ James Wang, CFO	April 14, 2010
James Wang, Chief Financial Officer and
Director

/s/ Xiao Jun	April 14, 2010
Xiao Jun, Director

/s/ Yu Jianhua	April 14, 2010
Yu Jianhua, Director

NORTHPORT NETWORK SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

F-i

NORTHPORT NETWORK SYSTEMS, INC.
AND SUBSIDIARIES

F-ii

BAKER TILLY HONG
KONG LIMITED	Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Northport Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Northport Network Systems, Inc. and its subsidiaries as of December 31, 2009 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northport Network Systems, Inc. and subsidiaries, as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had a net loss of $3,816,911, an accumulated deficit of $5,532,209 and a working capital deficiency of $260,834 and used cash in operations of $633,960. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: April 9, 2010

F1

Jimmy C.H. Cheung & Co Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Northport Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Northport Network Systems, Inc. and its subsidiaries as of December 31, 2008 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northport Network Systems, Inc. and subsidiaries, as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had a net loss of $818,894, an accumulated deficit of $1,715,298 and a working capital deficiency of $332,127 and used cash in operations of $714,776. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy C.H. Cheung & Co
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong
Date: March 6, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 21277660
Email: Jimmy.cheung@jchcheungco.hk
Website: http://www.jchcheungco.hk

F2

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES ("NNWS")
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$307,273	$440,226
Accounts receivable, net	242,904	448,547
Prepaid expenses and other current assets	296,990	439,277
Due from a related company	99,209	-
Assets held in discontinued operations	-	42,151
Total Current Assets	946,376	1,370,201

PROPERTY AND EQUIPMENT, NET	456,391	377,689
GOODWILL	-	3,114,938

TOTAL ASSETS	$1,402,767	$4,862,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$186,280	$138,455
Other payables and accrued expenses	723,253	1,291,120
Due to a stockholder	251,312	173,432
Income and other taxes payable	46,365	94,298
Liabilities of discontinued operations	-	5,023
TOTAL LIABILITIES	1,207,210	1,702,328

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, None share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,200,012 and 30,000,012 shares issued and outstanding as of December 31, 2009 and 2008 respectively	34,200	30,000
Common stock, 2,700,000 shares to be issued	-	2,700
Stock subscription receivable	(224,641)	-
Additional paid-in capital	5,862,090	4,727,465
Retained earnings (Accumulated deficits)
Unappropriated	(5,678,857)	(1,861,946)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(88,191)	(85,368)
Total NNWS Stockholders' Equity	51,249	2,959,499

Noncontrolling interests	144,308	201,001

TOTAL EQUITY	195,557	3,160,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,402,767	$4,862,828

The accompanying notes are an integral part of these consolidated financial statements

F3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year ended December 31,
	2009	2008

NET SALES
Color photo printing	$3,639	$11,760
Air-ticketing agency	751,565	473,992
Online shopping	474	-
Total net sales	755,678	485,752

COST OF SALES
Color photo printing	(29,320)	(72,892)
Air-ticketing agency	(621,647)	(201,124)
Online shopping	-	-
Total cost of sales	(650,967)	(274,016)

GROSS PROFIT	104,711	211,736

OPERATING EXPENSES
Selling, general and administrative	756,570	396,494
Impairment of goodwill	3,114,938	-
Research and development expenses	95,811	162,894
Depreciation	21,149	9,828
Total Operating Expenses	3,988,468	569,216

LOSS FROM OPERATIONS	(3,883,757)	(357,480)

OTHER INCOME (EXPENSES)
Other income	574	29,525
Interest income	1,208	1,106
Imputed interest expense on due to stockholders	(11,125)	(3,659)
Other expenses	(3,707	(2,627)
Total Other (Expenses) Income, net	(13,050)	24,345

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,896,807)	(333,135)
Income tax benefit (expense)	39,517	(51,160)
NET LOSS FROM CONTINUING OPERATIONS	(3,857,290)	(384,295)
NET LOSS FROM DISCONTINUED OPERATIONS	(17,711)	(353,755)
NET LOSS	(3,875,001)	(738,050)
Less: net loss (income) attributable to noncontrolling interests	58,090	(80,844)
NET LOSS ATTRIBUTABLE TO NNWS COMMON STOCKHOLDERS	(3,816,911)	(818,894)

NET LOSS FROM CONTINUING OPERATIONS	(3,799,200)	(465,139)
NET LOSS FROM DISCONTINUED OPERATIONS	(17,711)	(353,755)
	(3,816,911)	(818,894)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(1,426)	(46,737)
Less: foreign currency gain attributable to noncontrolling interests	(1,397)	-
Foreign currency translation loss attributable to
NNWS common stockholders	(2,823)	(46,737)
COMPREHENSIVE LOSS ATTRIBUTABLE TO
NNWS COMMON STOCKHOLDERS	$(3,819,734)	$(865,631)

Net loss per share-basic and diluted
From continuing operations	$(0.11)	$(0.02)
From discontinued operations	0.00	(0.01)
Total net loss per share	$(0.11)	$(0.03)

Weighted average number of shares outstanding during the yaar-basic and diluted	33,213,711	28,900,278

The accompanying notes are an integral part of these consolidated financial statements

F4

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Shares to be issued		Stock	Additional	Unappropriated	Appropriated	Accumulated other	NNWS
	Number of		Number of		subscriptions	paid-in	accumulated	retained	comprehensive	stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	receivable	capital	deficits	earnings	loss	equity	interests	equity

Balance at December 31, 2007	26,500,000	$26,500	-	$-	$-	$160,634	$(1,026,301)	$129,897	$(38,631)	$(747,901)	$-	$(747,901)

Components of comprehensive loss
Net loss for the year	-	-	-	-	-	-	(818,894)	-	-	(818,894)	80,844	(738,050)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(46,737)	(46,737)	-	(46,737)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(865,631)	-	(784,787)

Noncontrolling interest on acquisition of a subsidiary	-	-	-	-	-	-	-	-	-	-	120,157	120,157

Shares to be issued for acquisition of a subsidiary	-	-	2,700,000	2,700	-	3,237,300	-	-	-	3,240,000	-	3,240,000

Issue of shares to an emplyee for services	1,000,000	1,000	-	-	-	-	-	-	-	1,000	-	1,000

Issue of shares to two stockholders for settlement of loans	2,400,012	2,400	-	-	-	1,197,606	-	-	-	1,200,006	-	1,200,006

Issue of shares to two third parties for cash	100,000	100	-	-	-	99,900	-	-	-	100,000	-	100,000

Imputed interest on advances from stockholders	-	-	-	-	-	32,025	-	-	-	32,025	-	32,025

Transfer from retained earnings to statutory reserve	-	-	-	-	-	-	(16,751)	16,751	-	-	-	-

Balance at December 31, 2008	30,000,012	30,000	2,700,000	2,700	-	4,727,465	(1,861,946)	146,648	(85,368)	2,959,499	201,001	3,160,500

Components of comprehensive loss
Net loss for the year	-	-	-	-	-	-	(3,816,911)	-	-	(3,816,911)	(58,090)	(3,875,001)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(2,823)	(2,823)	1,397	(1,426)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(3,819,734)	-	(3,876,427)

Shares issued for acquisition of a subsidiary	2,700,000	2,700	(2,700,000)	(2,700)	-	-	-	-	-	-	-	-

Issue of shares to a third party for cash	1,500,000	1,500	-	-	(224,641)	1,123,500	-	-	-	900,359	-	900,359

Imputed interest on advances from stockholders	-	-	-	-	-	11,125	-	-	-	11,125	-	11,125

Balance at December 31, 2009	34,200,012	$34,200	-	$-	$(224,641)	$5,862,090	$(5,678,857)	$146,648	$(88,191)	$51,249	$144,308	$195,557

The accompanying notes are an integral part of these consolidated financial statements

F5

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,799,200)	$(465,139)
Adjusted to reconcile net loss to cash used in operating activities:
Impairment of goodwill	3,114,938	-
Depreciation - cost of sales	18,266	18,936
Depreciation	21,149	9,828
Loss on disposals of property and equipment	-	1,503
Imputed interest expense on due to stockholders	11,125	3,659
Stock issued for services	-	1,000
Noncontrolling interests	(58,090)	80,844
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	206,647	(441,586)
Prepaid expenses and other current assets	143,302	(381,690)
Due from a related company	(99,156)	-
Increase (Decrease):
Accounts payable	47,455	135,730
Other payables and accrued expenses	(173,989)	605,356
Deferred revenue	(5,033)	(53,863)
Income tax and other taxes payable	(48,141)	73,001
Net cash used in operating activities of continuing operations	(620,727)	(412,421)
Net cash used in operating activities of discontinued operations
Net loss from discontinued operations	(17,711)	(353,755)
Depreciation - cost of sales	1,891	12,023
Depreciation	-	7,508
Loss on disposal of property and equipment	2,587	3,503
Imputed interest expense on due to stockholders	-	28,366
	(13,233)	(302,355)
Net cash used in operating activities	(633,960)	(714,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash inflow from acquisition of a subsidiary (See note 2)	-	26,583
Purchase of property and equipment	(79,381)	(125,494)
Proceeds from disposals of property and equipment	-	584
Net cash used in investing activities	(79,381)	(98,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common stock	900,359	100,000
Repayment of note payable	-	(114,906)
Due to a stockholder	77,407	554,082
Due to a noncontrolling stockholder of a subsidiary	(396,781)	605,710
Due to related companies	-	28,790
Net cash provided by financing activities	580,985	1,173,676

EFFECT OF EXCHANGE RATES ON CASH	(597)	65,719

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132,953)	426,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	440,226	13,934

CASH AND CASH EQUIVALENTS AT END OF YEAR	$307,273	$440,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax expense	$3,320	$-

The accompanying notes are an integral part of these consolidated financial statements

F6

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDAIRIES

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

Dalian Beigang is principally engaged in the provision of platforms, among other things, to customers in Dalian for electronic filing of tax returns and payment of taxes and color photo printing business in the PRC. The Company owns a trade name “Colorstar” which was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent which was applied for on the color photo printing technology. During the year, the Company developed an online shopping website known as UrMart.net which the Company intends to launch in 2010 and generate revenues from sales made through the site. In accordance with the business permit, the Company’s right of operation expires on June 20, 2026 and is renewable.

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

The accompanying consolidated financial statements as of December 31, 2009 and 2008 include the financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The noncontrolling interests represent the noncontrolling stockholders’ 49% share of the results of Ling Xiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

	(C)	FASB Launches New Accounting Standards Codification

In June 2009 FASB issued FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

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

F7

Trust has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

(D)	Use of estimates

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Motor vehicles	5 to 10 Years
Color printing machine	4 Years
Furniture, fixtures and equipment	2 to 5 Years

(H)	Long-lived assets

In accordance with FASB Codification Topic 360 (“ASC Topic 360”), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. There was no impairment recorded by the Company on property and equipment during the year ended December 31, 2009.

(I)	Goodwill

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for goodwill in accordance with FASB Codification Topic 350 (“ASC Topic 350”), “Accounting for Goodwill and Other Intangible Assets” and FASB Codification Topic 805 (”ASC Topic 805”), “ Business Combinations” . ASC Topic 350 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired. In accordance with ASC Topic 350, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed in the fourth quarter using a two-step process in accordance with ASC Topic 350. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by ASC Topic 350, to its carrying amount to determine if there is an impairment loss. During the fourth quarter of 2009, the Company completed a review of its goodwill and determined an impairment had occurred and provided for a 100% impairment of goodwill amounting to $3,114,938.

(J)	Fair value of financial instruments

FASB Codification Topic 825 (“ASC Topic 825”), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instrument is made at a specific point in time, based on relevant information about financial

F8

markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgments, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

(K)	Noncontrolling interests

The noncontrolling stockholders’ interests in the equity and net income of Ling Xiao for the year ended December 31, 2009 and 2008 are included in noncontrolling interests in the accompanying consolidated financial statements.

In late 2007, the Financial Accounting Standard Board (“FASB”) issued FASB Codification Topic 810 (“ASC Topic 810”), “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” , which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interest) and for the deconsolidation of a subsidiary. We have adopted the provisions of ASC Topic 810 with effect from January 1, 2009. The adoption of ASC Topic 810 did not have any significant impact on the financial position and results of operations of the Company.

(L)	Revenue recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 (“ASC Topic 605”), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectibility of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

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

Color photo printing services

Revenue from the sale of color photo printing services is derived from its own and affiliate operations, which consist of franchise agency and licensing programs. The Company follows the guidance of ASC Topic 605, "Recording Revenue Gross as a Principal versus Net as an Agent" for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $2,223 and $6,532 for 2009 and 2008 respectively.

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers’ receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in

F9

the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $0 and $428 for 2009 and 2008 respectively.

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

Online shopping

The website UrMart.net is at its trial stage, the revenue derived therefrom is insignificant and recorded on receipt of subscription fees from members. The management will review this policy on official launch of this website.

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

(M)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development related to the color printing project and charged to general and administrative expenses for the years ended December 31, 2009 and 2008 were $95,811 and $162,894 respectively.

(N)	Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25, “Accounting for Income Taxes” (“ ASC 740-10-25” ). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

On January 1, 2007, the Company adopted the provisions of FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740 has not resulted in any material impact on the Company’s financial position or results.

(O)	Foreign currency translation

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

F10

expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2009	December 31, 2008
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of year end	US$1=RMB6.8372	US$1=RMB6.8542

Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.84088	US$1=RMB6.96225

The translation difference recorded for the years ended December 31, 2009 and 2008 was loss of $2,823 and $46,737 respectively.

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

(P)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive loss in the statements of operations and stockholders’ equity. The foreign currency translation loss for the years ended December 31, 2009 and 2008 was $2,823 and $46,737 respectively.

(Q)	Loss per share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2009 and 2008.

(R)	Segments

The Company operates in three reportable segments, color photo printing, air-ticketing agency and online shopping. The operation of platforms for electronic filing of tax returns and payment of taxes was discontinued on 1 July 2009 and the losses and assets of this operation were accounted for under discontinued operation.

(S)	Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the standard to have any impact on the Company’ s financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810- 10) of the FASB Accounting Standards Codification , originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is

F11

deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the standard to have any impact on the Company’ s financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the standard to have any impact on the Company’ s financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 . The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the standard to have any impact on the Company’ s financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not expect the standard to have any impact on the Company’ s financial position.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the standard to have any impact on the Company’ s financial position.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the standard to have any impact on the Company’ s financial position.

In June 2009, the FASB issued SFAS No. 167 “ Amendments to FASB Interpretation No. 46(R)” (“ SFAS 167” ) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46

F12

(Revised December 2003) “ Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’ s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’ s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’ s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “ Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’ s financial position.

In June 2009, the FASB issued SFAS No. 166 “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“ SFAS 166” ) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “ Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’ s financial position.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “ Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ FSP FAS 132(R)-1” ) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

2.	BUSINESS COMBINATION

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire 51% equity interest of Ling Xiao for 2,700,000 shares of treasury stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the- Counter Bulletin Board as of the date of the closing of the transaction. The stockholders of Ling Xiao do not have any prior affiliation with the Company. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the planned Ling Xiao’s net earnings for the year ended March 31, 2009.

Ling Xiao was registered with the Shenyang Industrial and Commercial Administration on September 26, 2008 and its business term is approved until September 2017. Ling Xiao is principally engaged in air- ticketing agency business. In addition to its operation in the city of Shenyang, Liaoning Province in the PRC, Ling Xiao assumed all of the business operations of Dalian Ling Xiao Aviation Service Co., Ltd (“Dalian Ling

F13

Xiao”) on October 10, 2008. Dalian Ling Xiao is owned by the stockholders of Ling Xiao and principally engaged in air-ticketing agency business in the City of Dalian, Liaoning Province in the PRC.

The preliminary allocation of the net assets acquired was as follows:

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

The acquisition of Ling Xiao was accounted for as a purchase under ASC Topic 805, Business Combinations. Accordingly, the operating results of Ling Xiao have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of October 9, 2008.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2008, assuming the acquisition of Ling Xiao had occurred and was completed at the beginning of 2008.

Revenues	$1,950,234

Net loss	$(175,869)

Net loss per share
- basic	$(0.01)
- diluted	$(0.01)

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Accounts receivable	$242,904	$448,547
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$242,904	$448,547

As of December 31, 2009 and 2008, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets at December 31, 2009 and 2008 consisted of the following:

F14

	2009	2008

Cash at online paying agents	$69,129	$223,954
Deposits for purchase of color printing machine	88,436	88,264
Other deposits	43,546	38,502
Other receivable	29,793	67,759
Prepaid expenses	8,654	6,004
Due from staff	57,432	14,794
	$296,990	$439,277

5.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2009	2008

Motor vehicles	$272,392	$34,328
Color photo printing machines	310,159	309,389
Furniture and office equipment	102,471	135,007
	685,022	478,724
Less: accumulated depreciation	228,631	101,035

Property and equipment, net	$456,391	$377,689

Depreciation expense for the years ended December 31, 2009 and 2008 was $39,415 and $28,764 respectively.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Due to a noncontrolling stockholder of a subsidiary	$18,896	$414,859
Deposit for purchase of common stock of the Company	-	426,708
Due to online paying agents	302,412	-
Other payables	87,920	79,163
Deposits received	15,904	16,048
Advanced payment from other air-ticketing agents	36,603	126,226
Accrued expenses	261,518	228,116
	$723,253	$1,291,120

7.	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

F15

	2009	2008
Numerator:
Net loss used in computing basic and diluted net loss per share
-Continuing operations	$(3,799)	$(465)
-Discontinued operations	(18)	(354)
	$(3817)	$(819)

Denominator:
Shares used in computation of basic and diluted net loss per share
Weighted average issued common stock outstanding	33,214	28,279
Weighted average common stock to be issued	-	621
	33,214	28,900
Basic and diluted net loss per share
-Continuing operations	$(0.11)	$(0.02)
-Discontinued operations	$(0.00)	$(0.01)
Total net loss-basic and diluted	(0.11)	(0.03)

8.	COMMITMENTS AND CONTINGENCIES

	(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $9,117 and $16,147 for the years ended December 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

	(B)	Commitments

The Company leases office spaces from certain third parties under eight operating leases which expire on dates between February 28, 2010 and September 30, 2013 at monthly rentals of between $293 and $2,925.

As of December 31, 2009, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2010	$57,792
2011	36,072
2012	35,102
2013	26,327
$155,293

9.	STOCKHOLDERS’ EQUITY

	(A)	Registered capital

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

Stocks issued for settlement of loans

F16

On August 18, 2008, the Company issued 2,400,012 shares of common stock to two stockholders or their nominees for settlement of the loans owed by the Company in the aggregate amount of $1,200,006 at the conversion price of $0.5 per share.

Stock issued for acquisition of a subsidiary

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company. On August 28, 2009, the 2,700,000 consideration shares were issued to the previous stockholders of Ling Xiao pursuant to the said definitive agreement.

Stock issued for private placement

On August 11, 2009, the Company entered into a Subscription Agreement with a subscriber relating to the issuance of 3,000,000 shares of restricted common stock of the Company to the subscriber in two tranches at a price of $0.75 per share for a total purchase price of $2,250,000.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $900,359 in cash to the Company. The remaining balance of $224,641 was recorded as stock subscription receivables as of December 31, 2009. The subscriber was subsequently appointed director of the Company on October 27, 2009.

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

In 2008, Ling Xiao appropriated $16,751 to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

10.	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Northport Network was incorporated in the United States and has incurred net operating loss for income tax purposes for 2009 and 2008. Northport Network has net operating loss carry forwards for income taxes amounting to approximately $570,719 and $506,844 as at December 31, 2009 and 2008 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, no deferred tax asset benefit has been recorded. The tax benefit not recorded at December 31, 2009 and 2008 was $194,045 and $172,327 respectively. The net change in the tax benefit for 2009 was an increase of $21,718.

Dalian Beigang and Ling Xiao were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs. Both Dalian Beigang and Ling Xiao have incurred net operating loss for income tax purposes for 2009. Accordingly, no provision for income tax has been made. The net operating losses for income taxes can be carried forward to reduce future 5 years’ taxable income. No deferred tax

F17

asset benefits have been recorded due to the uncertainty on realization of the benefits from the tax losses incurred by Dalian Beigang and the insignificant effect of the tax losses incurred by Ling Xiao. The tax benefits not recorded by Dalian Beigang and Ling Xiao for the year ended December 31, 2009 and 2008 were $144,410, $39,517, $160,770 and $0 respectively.

The income tax benefit net of income tax expense was $39,517 for 2009 and the income tax expense was $51,160 for 2008.

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Federal tax rate on net loss	$(1,330,936)	$(233,543)
Valuation allowance
Northport Network	21,718	89,243
Dalian Beigang	144,410	160,770
Ling Xiao	39,517	-
Tax effect of impairment on goodwill not deductible for income tax purpose	1,059,079	-
Foreign tax differential	26,695	34,690
Actual tax (benefit) expense	$(39,517)	$51,160

11.	CONCENTRATIONS AND RISKS

During 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the years ended December 31, 2009 and 2008. No individual customer accounted for more than 10% of accounts receivable as of December 31, 2009 and 2008.

The business of the Company’s newly acquired subsidiary, Ling Xiao acquired in 2008 is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 56% and 84 % of the Company’s total revenues for the years ended December 31, 2009 and 2008 respectively. As of December 31, 2009 and 2008, accounts receivable from this airline were $41,059 and $272,678 respectively.

12.	SEGMENTS

The Company operates in three reportable segments: color photo printing, air-ticketing agency services and online shopping. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2009 and 2008:

F18

	2009	2008

Revenues
Color photo printing	$3,639	$11,760
Air-ticketing agency	751,565	473,992
Online shopping	474	-
Total revenues	755,678	485,752

Gross profit (loss)
Color photo printing	(25,681)	(61,132)
Air-ticketing agency	129,918	272,868
Online shopping	474	-
Total gross profit	104,711	211,736

Net income (loss) from operations
Color photo printing	(379,154)	(289,326)
Air-ticketing agency	(3,274,118)	189,044
Online shopping	(170,244)
Total loss from operations	(3,823,516)	(100,282)

Unallocated amounts relating to corporate operations:
Legal and professional fees	(57,600)	(217,771)
Others	(15,691)	(15,082)
Net loss before income tax	$(3,896,807)	$(333,135)

13.	DISCONTINUED OPERATIONS

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

The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly computer equipment with a net book value of $851 at July 1, 2009 was written off in 2009

Results of the discontinued operations for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Revenues	$2,316	$123,163
Cost of sales	(18,544)	(85,081)
Gross (loss) profit	(16,228)	38,082
Operating expenses	(1,483)	(391,837)
Net loss from discontinued operations	$(17,711)	$(353,755)

The assets and liabilities of discontinued operations as of December 31, 2009 and 2008 are summarized as follows:

F19

	2009	2008
Assets
Property and equipment, net	$-	$42,151
Total assets related to discontinued operations	$-	$42,151

Liabilities
Deferred revenue	$-	$5,023
Total liabilities related to discontinued operations	$-	$5,023

Net cash flow of the discontinued operations from the categories of investing activities was not significant for the years ended December 31, 2009 and 2008.

14.	RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the Company owed $251,312 and $173,432 respectively to a stockholder as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $11,125 and $3,659 for the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, a related company owed $99,209 to the Company during the normal course of business and is under the same terms and conditions as other customers.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $900,359 in cash to the Company. The remaining balance of $224,641 was recorded as stock subscription receivable as of December 31, 2009. The subscriber was subsequently appointed director of the Company on October 27, 2009.

15.	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,532,209 at December 31, 2009 that includes a net loss of $3,816,911 for the year ended December 31, 2009. The Company’s total current liabilities exceed its total current assets by $260,834 and the Company used cash amounted to $633,960 in its operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

16.	RECLASSIFICATION

Prior year amounts have been reclassified to conform to the current year presentation.

17.	SUBSEQUENT EVENTS

Management evaluated all activities of the Company through April 9, 2010 and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

F20