Form 10-Q
period 2010-03-31
Northport Network Systems, Inc.
filed 2010-05-17
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
Yes [   ]    No [X]

The number of shares of the Company's common stock issued and outstanding on March 31, 2010 was 34,200,012.

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
AS OF MARCH 31, 2010 (UNAUDITED)

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,476	$29,834
Prepaid expenses and other current assets	150,405	151,487
Assets held in discontinued operations	1,021,372	927,089
Total Current Assets	1,179,253	1,108,410

PROPERTY AND EQUIPMENT, NET	315,257	319,700.00
TOTAL ASSETS	$1,494,510	$1,428,110

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Other payables and accrued expenses	$422,532	$350,719
Due to a stockholder	247,714	251,312
Income and other taxes payable	457	463
Liabilities of discontinued operations	700,728	630,059
Total Current Liabilities	1,371,431	1,232,553

NON-CONTROLLING INTEREST IN DISCONTINUED OPERATIONS	155,879	144,308

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' (DIFICIT) EQUITY
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
None share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
34,200,012 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	34,200	34,200
Stock subscription receivable	(224,641)	(224,641)
Additional paid-in capital	5,864,381	5,862,090
Retained earnings (Accumulated deficit)
Unappropriated	(5,764,812)	(5,678,857)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(88,576)	(88,191)
Total Stockholders' (Deficit) Equity	(32,800)	51,249

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,494,510	$1,428,110

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2010	2009

NET SALES
Color photo printing	$1	$2,440
Total net sales	1	2,440

COST OF SALES
Color photo printing	(1,241)	(12,708)
Total cost of sales	(1,241)	(12,708)

GROSS PROFIT	(1,240)	(10,268)

OPERATING EXPENSES
Selling, general and administrative	73,401	88,447
Impairment of goodwill	-	-
Research and development expenses	20,196	25,441
Depreciation	2,998	-
Total Operating Expenses	96,595	113,888

LOSS FROM OPERATIONS	(97,835)	(124,156)

OTHER INCOME (EXPENSES)
Other income	2,037	124
Interest income	59	25
Imputed interest expense on due to stockholders	(2,291)	(2,038)
Other expenses	(402)	(39)
Total Other Expenses, net	(597)	(1,928)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,432)	(126,084)
Income tax benefit (expense)	-	-
NET LOSS FROM CONTINUING OPERATIONS	(98,432)	(126,084)

NET INCOME FROM DISCONTINUED OPERATIONS	24,025	180,679
Less: net income attributable to noncontrolling interests	(11,548)	(92,394)
	12,477	88,285

NET LOSS	(85,955)	(37,799)

NET LOSS FROM CONTINUING OPERATIONS	(98,432)	(126,084)
NET INCOME FROM DISCONTINUED OPERATIONS	12,477	88,285
	(85,955)	(37,799)

OTHER COMPREHENSIVE LOSS
Foreign currency loss of continuing operations	(409)	(1,083)
Foreign currency gain of discontinued operations	46	549
Less: foreign currency gain attributable to noncontrolling interests	22	269
	24	280
Total other comprehensive loss	(385)	(803)

COMPREHENSIVE (LOSS) INCOME
From continuing operations	(98,841)	(127,167)
From discontinuing operations	12,501	88,565
	$(86,340)	$(38,602)

Net loss per share-basic and diluted
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	0.00	0.00
Total net loss per share	$0.00	$0.00

Weighted average number of shares outstanding during the period-basic and diluted	34,200,012	32,700,012

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F2

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(98,432)	$(126,084)
Adjusted to reconcile net loss to cash used in operating activities:
Depreciation - cost of sales	749	3,632
Depreciation	2,998	3,433
Gain on disposals of property and equipment	(1,886)	-
Imputed interest expense on due to stockholders	2,291	2,038
Changes in operating assets and liabilities
(Increase) Decrease in:
Prepaid expenses and other current assets	1,106	10,861
Increase (Decrease):
Other payables and accrued expenses	71,757	20,368
Income tax and other taxes payable	(6)	(135)
Net cash used in operating activities of continuing operations	(21,423)	(85,887)
Net cash used in operating activities of discontinued operation
Net profit from discontinued operation	12,477	88,285
Depreciation - cost of sales	2,249	3,635
Depreciation	3,418	1,822
Non controlling interests	11,548	92,394
Assets held in discontinued operation net of depreciation charge	(99,802)	(38,968)
Liabilities of discontinued operation	70,568	(111,923)
	458	35,245
Net cash used in operating activities	(20,965)	(50,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(432)
Transferred of property and equipment from discontinued operations	-	(37,573)
Proceeds from disposals of property and equipment	2,633	-
Net cash provided by (used in) investing activities	2,633	(38,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	(3,638)	89,474
Net cash (used in) provided by financing activities	(3,638)	89,474

EFFECT OF EXCHANGE RATES ON CASH	(388)	(4,500)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,358)	(3,673)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,834	9,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,476	$5,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax expense	$7,073	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AS OF MARCH 31, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2010, the consolidated results of operations and comprehensive loss for the three months ended March 31, 2010 and 2009 and consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The consolidated results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission on April 15, 2010.

NOTE 2 GENERAL ORGANIZATION AND BUSINESS

Northport Network Systems, Inc. (“Northport Network”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. (“Dotcom”). The name was changed from Dotcom to Northport Capital Inc. on April 28, 2004. On October 9, 2009, the Company was reincorporated in Washington State and changed its name to Northport Network Systems, Inc.

Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”) was incorporated in the People’s Republic of China (“PRC”) on September 20, 1997 with its principal place of business in Dalian, PRC.

Dalian Beigang is principally engaged in color photo printing business in the PRC. The Company owns a trade name “Colorstar” which was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent which was applied for on the color photo printing technology. The Company is also developing an online shopping website known as UrMart.net which the Company intends to launch in the second quarter of 2010 and generate revenues from sales made through the site. In accordance with the business permit, the Company’s right of operation expires on September 20, 2026 and is renewable.

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

On October 9, 2009, Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 treasury shares of common stock of the Company at a fair value of $3,240,000. Ling Xiao is engaged in air-ticketing agency services.

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010 (see note 4 and 12).

Northport Network, Dalian Beigang and Ling Xiao are hereafter referred to as (“the Company”).

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao.

F4

The noncontrolling interests represent the minority stockholders’ 49% share of the results of Ling Xiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 DISCONTINUED OPERATIONS

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010. The operating results of Ling Xiao for the three months ended March 31, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

	Three months ended March 31,
	2010	2009
	Unaudited	Unaudited

Revenues	$234,543	$488,909
Cost of sales	(121,965)	(157,591)
Gross profit	112,578	331,318
Operating expenses	(80,697)	(79,907)
Income from discontinued operations	31,881	251,411
Other expenses, net	(7,856)	(70,732)
Net income from discontinued operations	24,025	180,679
Less: net income attributable to noncontrolling interests	(11,548)	(92,394)
	$12,477	$88,285

The assets and liabilities of discontinued operations as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$890,327	$748,247
Property and equipment, net	131,045	178,842
Total assets related to discontinued operations	$1,021,372	$927,089

Liabilities
Current liabilities	$700,728	$630,059
Noncontrolling interest in discontinued operations	155,879	144,308
Total liabilities related to discontinued operations	$856,607	$774,367

2008

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the three months ended March 31, 2010 and 2009.

NOTE 5 COMMITMENTS AND CONTINGENCIES

The Company leases office spaces from certain third parties under five operating leases which expire on dates between April 9, 2010 and September 30, 2013 at monthly rentals of between $341 and $2,926.

As of March 31, 2010, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2010	36,908
2011	36,077
2012	35,108
2013	26,331
134,424

F5

NOTE 6 RELATED PARTY TRANSACTIONS

As of March 31, 2010, a stockholder loaned $247,714 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,291 for the three months ended March 31, 2010.

NOTE 7 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Shenyang which are both located in the PRC.

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three months ended March 31, 2010. No individual customer accounted for more than 10% of accounts receivable as of March 31, 2010.

The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 46% and 69% of the Company’s total revenues for the three months ended March 31, 2010 and 2009 respectively. As of March 31, 2010 and December 31, 2009, accounts receivable from this airline were $113,328 and $272,678 respectively.

NOTE 8 SEGMENTS

The Company operates in two reportable segments: color photo printing and online shopping. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Revenues
Color photo printing	$1	$2,440
Online shopping	-	-
Total revenues	$1	$2,440

Gross loss
Color photo printing	$(1,240)	$(10,268)
Online shopping	-	-
Total gross profit loss	$(1,240)	$(10,268)

Net loss from operations
Color photo printing	$(63,860)	$(91,343)
Online shopping	(27,046)	(25,441)
Total loss from operations	(90,906)	(116,784)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(6,200)	(6,000)
Others	(1,326)	(3,300)
Net loss before income tax	$(98,432)	$(126,084)

The following table sets forth identifiable assets by segment as of the dates indicated:

	March 31,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$471,975	$499,687
Online shopping	1,163	1,334
Discontinued operation	1,021,372	927,089
	$1,494,510	$1,428,110

NOTE 9 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

F6

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

F7

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers ’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

NOTE 10 RECLASSIFICATIONS

Certain reclassifications have been made in prior period’s unaudited condensed consolidated financial statements to conform to the classifications used in the current period.

NOTE 11 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,618,164 at March 31, 2010 that includes a net loss of $85,955 for the three months ended March 31, 2010. The Company’s total current liabilities exceed its total current assets by $192,178 and the Company used cash in operations of $20,965. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and strategic partners, which will enable the Company to

F8

implement its business plan. Management believes that these actions as successful will allow the Company to continue its operations through the next fiscal year.

NOTE 12 SUBSEQUENT EVENT

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

F9

Item 2.        Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three month period ended March 31, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three month period ended March 31, 2010 included in this quarterly report.

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Northport Network Systems, Inc.; and all dollar amounts refer to United States dollars unless otherwise indicated.

Critical Accounting Policies

Our significant accounting policies are discussed in the notes to the unaudited interim financial statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 for a more detailed discussion of our critical accounting estimates.

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

Overview
We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates two separate businesses- (1) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be fully commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed; and (2) during 2009, we commenced development of an e-commerce website known as UrMart.net which we intend to launch in second quarter 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage during the quarter, and the revenue derived there from was insignificant. UrMart.net is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.

During the quarter, Dalian Beigang owned a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which will use a terminal version of the Colorstar platform in their travel booking locations. Subsequent to the close of this quarter, on May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010. The operating results of Ling Xiao for the three months ended March 31, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations.

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

On October 9, 2009, the Company was re-incorporated in Washington State and changed its name to Northport Network Systems, Inc. Our stock trading symbol became NNWS.

Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 34,200,012 shares have been issued and outstanding, fully paid and non-assessable as of March 31, 2010. We also have 100,000,000 preferred shares authorized at a par value of $0.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Exchange conversion rates used for the financial statements and in the body of this report are US$1= RMB 6.8361. for Balance Sheet items, except for share capital, additional paid-in capital and retained earnings, as of period end. For items related to the statements of operations and cash flows for the period, a conversion rate of US$1= RMB 6.83603 was used. Comparable 2008 figures were converted at rates already disclosed in prior filings.

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

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

Facilities

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

The Company leases office spaces in Dalian and Shenyang from certain third parties under five operating leases which expire on dates between April 9, 2010 and September 30, 2013 at monthly rentals of between $341 and $2,926.

As of March 31, 2010, the Company has outstanding commitments of with respect to the above operating leases, which are due as follows:

2010	$36,908
2011	$36,077
2012	$35,108
2013	$26,331
$134,424

.China Operations

(A.) Graphic Printing Technology-Colorstar

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the periods ended March 31, 2009 and 2010, and such expenditures amounted to $25,441 and $20,196, respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and three units were in operation as at March 31, 2010.

An enhanced “modular” version of the kiosk design is near completion but commercial production awaits availability of funding to cover manufacturing costs.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design also proved unsuccessful due to manufacturing costs. The fifth version, based upon a modular design, is near completion..

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

(B.) UrMart.Net

Commencing during 2009, we began development of an e-commerce website known as UrMart.net which we intend to launch in second quarter 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage during the quarter, and the revenue derived there from was insignificant.. UrMart.net will be an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.

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

The business of Ling Xiao is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and exposure to risks associated with online commerce security. Agency commission from an airline accounted for 46% and 69% of the Company’s total revenues for the three months ended March 31, 2010 and 2009 respectively. As of March 31, 2010 and December 31, 2009, accounts receivable from this airline were $113,328 and $272,678 respectively.

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

Other products and services accounted for a small portion of our total revenue during the period ended March 31, 2010.

Our customers can reach us for their travel-related needs through either our toll-free customer service center or our website.

Our centralized toll-free customer service center is located in Dalian, China and is operated 24 hours a day and seven days a week. Customers can call our toll free number to consult with customer service representatives, receive flight information and make travel bookings. As of March 31, 2010, we employed 99 customer service representatives, all of whom participated in formal training programs before commencing work.

However, we ceased equity interest in Ling Xiao as of April 1, 2010

Employees and Staffing

We had 138 full-time employees as of March 31, 2010. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 38 in Dalian. The Ling Xiao subsidiary operates with 75 staff in Dalian and 24 in Shenyang. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 138 current staff members are employed as follows:

Management	5
Accounting	3
Marketing	4
Software Design/R and D	20
Colorstar Operations	6

Ling Xiao Dalian	75
Ling Xiao Shenyang	24
North American Seattle Office	1

Total	138

Results of Operations

SELECTED FINANCIAL INFORMATION

The Company operates in two reportable segments: color photo printing and online shopping. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment.

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010. The operating results of Ling Xiao for the three months ended March 31, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations

The following is a summary of the Company’s segment information for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Revenues
Color photo printing	$1	$2,440
Online shopping	-	-
Total revenues	$1	$2,440

Gross loss
Color photo printing	$(1,240)	$(10,268)
Online shopping	-	-
Total gross profit loss	$(1,240)	$(10,268)

Net loss from operations
Color photo printing	$(63,860)	$(91,343)
Online shopping	(27,046)	(25,441)
Total loss from operations	(90,906)	(116,784)
Unallocated amounts relating to corporate operations:
Legal and professional fees	(6,200)	(6,000)
Others	(1,326)	(3,300)
Net loss before income tax	$(98,432)	$(126,084)

The following table sets forth identifiable assets by segment as of the dates indicated:

	March 31,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$471,975	$499,687
Online shopping	1,163	1,334
Discontinued operation	1,021,372	927,089
	$1,494,510	$1,428,110

Revenues

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of March 31, 2010, there were a total of 3 Colorstar kiosks in operation and Colorstar related revenues during the three month period were $1 as compared to Colorstar revenues of $2,440 during the similar period in 2009.

Discontinued Operations

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010. The operating results of Ling Xiao for the three months ended March 31, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

	Three months ended March 31,
	2010	2009
	Unaudited	Unaudited

Revenues	$234,543	$488,909
Cost of sales	(121,965)	(157,591)
Gross profit	112,578	331,318
Operating expenses	(80,697)	(79,907)
Income from discontinued operations	31,881	251,411
Other expenses, net	(7,856)	(70,732)
Net income from discontinued operations	24,025	180,679
Less: net income attributable to noncontrolling interests	(11,548)	(92,394)
	$12,477	$88,285

The assets and liabilities of discontinued operations as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$890,327	$748,247
Property and equipment, net	131,045	178,842
Goodwill on acquisition of subsidiary, net of impairment	-	-
Total assets related to discontinued operations	$1,021,372	$927,089

Liabilities
Current liabilities	$700,728	$630,059
Noncontrolling interest in discontinued operations	155,879	144,308
Total liabilities related to discontinued operations	$856,607	$774,367

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the three months ended March 31, 2010 and 2009.

Results of the Three Month Period Ended March 31, 2010

Total revenues for the quarter ended March 31, 2010 were $1 as compared to $2,440 in the similar period in 2009. Gross profit for the period was $1,240 and the loss from operations was $97,835. The overall net loss for the quarter was $85,955. The gross profit for the similar period in 2009 was $10,268 and loss from operations for that period was $124,156. The overall net loss for the 2009 comparable period was $37,799. The primary reasons for the difference from the prior period related to reduced overhead costs and the reclassification of all Ling Xiao related costs to discontinued operations.

During the three month period, a total of 3 Colorstar kiosks were operational. Revenues received from user operations of such kiosks were $1.

Selling, general and administrative expenses were $73,401 for the quarter ended March 31, 2010 as compared to $88,447 in the comparable 2009 period. We have instituted cost savings and expense review actions with the intent to reduce our expenses to a break even basis and so as to maintain continued service level capabilities. A total of $20,196was expended on research on the UrMart.net website design and setup during the quarter.

Liquidity and Capital Resources

For the three months ended March 31, 2010, our cash and cash equivalents decreased by $22,358 to $ 7,476. The decrease in cash was due primarily to an increase in payments related primarily to work on the e-Commerce website www.urmart.net. As at March 31, 2010, our cash resources were such that we had a negative working capital position of $192,178.

As of March 31, 2010, a stockholder loaned $247,714 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand. Total imputed interest expenses recorded as additional paid-in capital amounted to $2,291 for the three months ended March 31, 2010.

The Company has developed an online e-Commerce website which may have potential in the China market. The site, known as UrMart.com, is expected to become fully operational during the second quarter of 2010. The potential of this site in terms of longer term revenue generating capability is currently unknown.

Management believes that receipt of additional shareholder loans, combined with expense reduction programs being initiated, will allow us to continue operations for the remainder of 2010. The Company is actively pursuing a number of private placement fundings which would further ensure continued operations.

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,618,164 at March 31, 2010 that includes a net loss of $85,955 for the three months ended March 31, 2010. The Company’s total current liabilities exceed its total current assets by $192,178 and the Company used cash in operations of $20,965. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan. Management believes that these actions as successful will allow the Company to continue its operations through the next fiscal year.

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

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 81“Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet)

amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing”when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Specifically, we have identified a number of cost and expense control procedures that are not effective with respect to our Ling Xiao subsidiary which we acquired in October 2008. During this period, we began implementing changes and it is our intention to have resolved all such procedural concerns during the fourth quarter. However, during this period ended March 31, 2010 through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct. In addition, subsequent to the end of this quarter period, the Company entered into an agreement to dispose of its 51% equity interest in Ling Xiao with effect as at April 1, 2010. A form 8-K in this regard was filed on May 15, 2010.

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

Item 1A.      Risk Factors

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.

Item 2.        Unregistered Sales of Equity Security and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

None

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

     (b)      Filings on Form 8-K during the Period

Filing on February 18, 2010

On February 18, 2010 the Company filed a form 8-K advising that on February 16, 2010, the Company was notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered public accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to continue as the Company’s independent registered public accounting firm.

The form 8-K stated that the audit reports of JCHC on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Also in the form 8-K, we included statements that during the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through January 29, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In addition, the form 8-K also stated that, in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 and through to December 31, 2009, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The form 8-K stated that the Company had provided JCHC with a copy of the disclosures in the Form 8-K and had requested that JCHC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not JCHC agrees with the Company’s statements in this Item 4.01(a) . A copy of the letter dated February 16, 2010, furnished by JCHC in response to that request, was filed as Exhibit 16.1 to the Form 8-K.

Filing on March 4, 2010

An amendment to the February 18, 2010 Form 8-K filing was filed on March 4, 2010. The Company amended the original 8-K to add additional disclosure regarding our prior auditors’ comments in our December 31, 2008 audited financial statements in which they indicated uncertainty as to the Company’s ability to continue as a going concern because the Company had working capital and stockholders’ deficit.

Subsequent Event

On May 11, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010. A form 8-K with respect to this transaction was filed on May 17, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Jim H. Qian

Jim H. Qian
Chief Executive Officer and a director
Date: May 15, 2010

Per:	/s/ James Wang

James Wang
Chief Financial Officer and a director
Date: May 15, 2010