Form 10-Q
period 2010-06-30
Northport Network Systems, Inc.
filed 2010-08-23
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
Yes [ ] No [X]

The number of shares of the Company's common stock issued and outstanding on June 30, 2010 was 34,200,012.

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

AS OF JUNE 30, 2010 (UNAUDITED)

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES("NNWS")
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$205,517	$29,834
Prepaid expenses and other current assets	328,014	151,487
Due from a related company	29,375	-
Assets held in discontinued operations	-	927,089
Total Current Assets	562,906	1,108,410

PROPERTY AND EQUIPMENT, NET	325,565	319,700
GOODWILL	2,610,833	-
TOTAL ASSETS	$3,499,304	$1,428,110

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Other payables and accrued expenses	$384,479	$350,719
Deferred revenue	201,594	-
Due to a stockholder	398,281	251,312
Income and other taxes payable	11,522	463
Liabilities of discontinued operations	-	630,059
Total Current Liabilities	995,876	1,232,553

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, None share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,200,012 shares issued and outstanding as of June 30, 2010 and December 31, 2009	34,200	34,200
Common stock, 4,000,000 shares to be issued	4,000	-
Stock subscription receivable	(224,641)	(224,641)
Additional paid-in capital	9,463,545	5,862,090
Treasury stocks (2,500,000 shares as of June 30, 2010 and None shares as of December 31, 2010), at cost	(1,375,000)	-
Retained earnings (Accumulated deficit)
Unappropriated	(5,500,694)	(5,678,857)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(93,127)	(88,191)
Total NNWS Stockholders' Equity	2,454,931	51,249

Noncontrolling interests	48,497	144,308
TOTAL EQUITY	2,503,428	51,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,499,304	$1,428,110

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

NET SALES
Color photo printing	$-	$793	$1	$3,233
Professional training	26,924	-	26,924	-
Total net sales	26,924	793	26,925	3,233

COST OF SALES
Color photo printing	764	(9,191)	(477)	(21,899)
Professional training	(14,472)	-	(14,472)	-
Total cost of sales	(13,708)	(9,191)	(14,949)	(21,899)
	-

GROSS PROFIT	13,216	(8,398)	11,976	(18,666)

OPERATING EXPENSES
Selling, general and administrative	46,130	80,177	119,531	168,624
Research and development expenses	5,459	24,447	25,655	49,888
Consultancy fee	900,000	-	900,000	-
Depreciation	4,123	6,869	7,121	6,869
Total Operating Expenses	955,712	111,493	1,052,307	225,381

LOSS FROM OPERATIONS	(942,496)	(119,891)	(1,040,331)	(244,047)

OTHER INCOME (EXPENSES)
Other income	395	179	2,432	303
Interest income	91	2	150	27
Imputed interest expense on due to stockholders	(3,164)	(3,366)	(5,455)	(5,404)
Other expenses	(1)	(509)	(403)	(548)
Total Other Expenses, net	(2,679)	(3,694)	(3,276)	(5,622)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(945,175)	(123,585)	(1,043,607)	(249,669)
Income tax benefit (expense)	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(945,175)	(123,585)	(1,043,607)	(249,669)

Less: loss attributable to non-controlling interests	(483)	-	(483)	-
NET LOSS FROM CONTINUING OPERATIONS	(945,658)	(123,585)	(1,044,090)	(249,669)

NET INCOME FROM DISCONTINUED OPERATIONS
ProfitProfit fromfrom operationsoperations beforebefore taxestaxes	(459)	(40,619)	31,422	202,913
Income tax expense	-	3,671	(7,856)	(59,182)
Profit from operations after taxes	(459)	(36,948)	23,566	143,731
Less: net income attributable to noncontrolling interests	-	14,017	(11,548)	(78,377)
	(459)	(22,931)	12,018	65,354
Gain on disposal of subsidiary	1,210,235	-	1,210,235	-
	1,209,776	(22,931)	1,222,253	65,354

NET INCOME (LOSS)	264,118	(146,516)	178,163	(184,315)
	-
NET LOSS FROM CONTINUING OPERATIONS	(945,658)	(123,585)	(1,044,090)	(249,669)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,209,776	(22,931)	1,222,253	65,354
	264,118	(146,516)	178,163	(184,315)

OTHER COMPREHENSIVE LOSS
Foreign currency loss of continuing operations	(4,553)	(23)	(4,962)	(1,106)
Foreign currency gain of discontinued operations	1	(17)	47	532
Less: foreign currency gain attributable to noncontrolling interests	(1)	(251)	21	18
	2	234	26	550
Total other comprehensive (loss) gain	(4,551)	211	(4,936)	(556)
	-
COMPREHENSIVE (LOSS) INCOME	-
From continuing operations	(950,211)	(123,608)	(1,049,052)	(250,775)
From discontinued operations	1,209,778	(22,697)	1,222,279	65,904
	$259,567	$(146,305)	$173,227	$(184,871)
	-
Net income (loss) per share-basic and diluted	-
From continuing operations	$(0.03)	$(0.00)	$(0.03)	$(0.01)
From discontinued operations	0.03	(0.00)	0.04	0.00
Total net income (loss) per share	$-	$-	$0.01	$(0.01)

Weighted average number of shares outstanding during the period-basic and diluted	34,804,408	34,200,012	34,505,568	32,700,012

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F2

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$178,163	$(249,669)
Adjusted to reconcile net loss to cash (used in) provided by operating activities:
Depreciation - cost of sales	5,855	5,956
Depreciation	7,121	6,869
Gain on disposals of property and equipment	(1,886)	-
Gain on disposals of subsidiary	(1,210,235)	-
Stock issued for services	900,000	-
Imputed interest expense on due to stockholders	5,455	5,404
Non controlling interest	483	-

Changes in operating assets and liabilities
(Increase) Decrease in:
Prepaid expenses and other current assets	(36,611)	(1,700)
Increase (Decrease) in:
Other payables and accrued expenses	(76,892)	470,052
Deferred revenue	200,785	-
Income tax and other taxes payable	843	(442)
Net cash (used in) provided by operating activities of continuing operations	(26,919)	236,470

Net cash provided by operating activities of discontinued operation	-	27,972
Net cash (used in) provided by operating activities	(26,919)	264,442

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from acquisition of subsidiary	104,881	-
Net cash outflow from disposal of subsidiary	(237,053)	-
Addition of property and equipment	(1,242)	-
Proceeds from disposals of property and equipment	2,633	(38,021)
Net cash used in investing activities	(130,781)	(38,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from a related company	(29,257)	-
Due to a stockholder	145,328	(212,128)
Net cash provided by (used in) financing activities	116,071	(212,128)

EFFECT OF EXCHANGE RATES ON CASH	217,312	(4,926)

NET INCREASE IN CASH AND CASH EQUIVALENTS	175,683	9,367

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,834	9,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,517	$18,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax expense	$185	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF June 30, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2010, the consolidated results of operations and comprehensive loss for the three months and six months ended June 30, 2010 and 2009 and consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The consolidated results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission on April 15, 2010.

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

On October 9, 2009, Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”) to acquire 51% equity interest of Ling Xiao for 2,700,000 shares of common stock of the Company at a fair value of $3,240,000. Ling Xiao is engaged in air-ticketing agency services.

On April 1, 2010, Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. The agreement was finalized on May 11, 2010 and pursuant to the agreement, the effective date of the divestiture was April 1, 2010 (see note 6).

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Beijing Xin Lu Zheng Bao Cheng Education Technology Co. Ltd.(“Lu Zheng”) to acquire 65% equity interest of Beijing Xin Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000. Lu Zheng is engaged in professional training services.

Northport Network, Dalian Beigang and Lu Zheng are hereafter referred to as (“the Company”).

NOTE 3	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2010 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang for the six months ended June 30, 2010 and 65% equity interest owned subsidiary, Lu Zheng for the period from June 18, 2010 to June 30, 2010. The noncontrolling interests represent the minority stockholders’ 35% share of the results of Lu Zheng.

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2009 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang and 51% equity interest owned subsidiary, Ling Xiao. The noncontrolling interests represent the minority stockholders’ 49% share of the results of Ling Xiao..

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	REVENUE RECOGNITION

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

Color photo printing services

Revenue from the sale of color photo printing services is derived from its affiliate operations, mainly franchise agency. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees.

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $0, $1, $793 and $3,233 for for the three months and six months ended June 30, 2010 and 2009 respectively.

Professional training

The Company provides professional training programs and services to students taking legal services, construction inspections and nursing examinations through classroom training and online training. Customers can enroll at the Company’s training facilities in Beijing and Guangzhou and franchise network located throughout China. Tuition fee is generally paid in advance and is initially recorded as deferred revenue. Tuition fee from classroom training is recognized as revenue ratably over the course of the tuition program, and is reported net of business taxes and related surcharges. If a student withdraws from a class, fee for the portion of class not yet attended will be refunded and will be derecognized from deferred revenue at that time. The Company also provides education services through online training. Customers enroll for online courses are provided with password for login to the Company’s educational website upon payment of tuition fee. Revenue from online training is recognized on a straight line basis over the subscription period from the month in which the customers enroll in the course to the month in which subscribed course terminate. Tuition fees collected from classroom training and online training for the three months and six months ended June 30, 2010 and 2009 were $22,453,$0,$0 and $0 respectively.

The Company enters into co-operative agreements with the franchise agents pursuant to which the agent is assigned a sale target up to which all the fees collected from classroom training will be returned to the Company. All the fees collected from online training will be retained by the agent. The amount of target sale varies from one agent to another at the determination of the management of the Company taken into account of the population size of students in the region where the agent is responsible for. The agent is not required to pay any franchise fee but is required to pay a security deposit which also varies from one agent to another as determined by the management. In most cases, the requirement to pay security is waived. As of June 30, 2010, security deposits of $3,378 were received.

The Company also sells reference materials to customers and revenue is recognized over the subscription period the classroom or online course is available to the user. Sales of reference materials recorded in the the three months and six months ended June 30, 2010 and 2009 were $4,471,$0,$0 and $0 respectively.

NOTE 5	BUSINESS COMBINATION

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Lu Zheng to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000. The consideration amount of 3,000,000 shares is based upon Lu Zheng’s annual net average profit for the next 3 years being not less than $1.5 million and the 3 years total net profit being not less than $2.7 million. The consideration of three million shares of the Company’s common stock is based on the calculation of $0.9 per share. The stockholders of Lu Zheng do not have any prior affiliation with the Company.

Lu Zheng was registered with the Beijing Industrial and Commercial Administration on December 21, 2009 and its business term is approved until December 20, 2012. Lu Zheng is principally engaged in professional training services business.

The preliminary allocation of the net assets acquired was as follows:
Cash and cash equivalents	$104,881
Other receivables and deposits	138,574
Total current assets	243,455
Property and equipment, net	12,944
Goodwill	2,610,833
Total assets	2,867,232
Less: Accrued liabilities	(109,049)
Other taxes payable	(10,170)
Minority interest	(48,013)
Total purchase price	$2,700,000

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$-
Less: cash and cash equivalents acquired	104,881
Net cash inflow	$104,881

The acquisition of Lu Zheng was accounted for as a purchase under ASC Topic 805, Business Combinations. Accordingly, the operating results of Lu Zheng have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of June 18, 2010.

The following table reflects the unaudited pro forma combined results of operations for the six months ended June 30, 2010, assuming the acquisition of Lu Zheng had occurred and was completed at the beginning of 2010.

Revenues	$256,265
Net income	$224,633
Net loss per share - basic and diluted	$0.01

NOTE 6	DISCONTINUED OPERATIONS

On April 1, 2010, Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. The agreement was finalized on May 11, 2010 and pursuant to the agreement, the effective date of the divestiture was April 1, 2010. The Company does not have any continuing involvement in the operations of Ling Xiao after the divestiture. The operating results of Ling Xiao for the six months ended June 30, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$251,391	$234,543	$740,300
Cost of sales	(1)	(209,706)	(121,966)	(367,297)
Gross profit	(1)	41,685	112,577	373,003
Operating expenses	-	(75,194)	(80,697)	(155,101)
Income from discontinued operations	(1)	(33,509)	31,880	217,902
Other expenses, net	(458)	(3,439)	(8,314)	(74,171)
Net income from discontinued operations	(459)	(36,948)	23,566	143,731
Less: net income attributable to noncontrolling interests	0	14,017	(11,548)	(78,377)
	$(459)	$(22,931)	$12,018	$65,354

The assets and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$-	$748,247
Property and equipment, net	-	178,842
Total assets related to discontinued operations	$-	$927,089

Liabilities
Current liabilities	$-	$630,059
Noncontrolling interest in discontinued operations	-	144,308
Total liabilities related to discontinued operations	$-	$774,367

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the six months ended June 30, 2010 and 2009.

The detailed information on the loss on disposal of Ling Xiao is as follows:

Cash and cash equivalents	$237,053
Fixed assets, net	131,046
Prepaid expenses and other current assets	653,274
Other payables	(700,732)
Non-controlling interests	(155,876)
Book value of net assets disposal	164,765
Less: Consideration for disposition	(1,375,000)
Gain on disposal of discontinued operations	$(1,210,235)

The detailed information on net cash outflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$-
Less: cash and cash equivalent disposed	(237,053)
Net cash outflow	$(237,053)

NOTE7	STOCKHOLDERS’ EQUITY

Stock issued for acquisition of a subsidiary

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Lu Zheng to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000.

NOTE8	COMMITMENTS AND CONTINGENCIES

The Company leases office spaces from certain third parties under one operating lease which expires on July 25, 2012 at monthly rentals of $4,361.

As of June 30, 2010, the Company has outstanding commitments of with respect to the above operating lease, which is due as follows:

2010	$22,717
2011	52,336
2012	29,618
$104,671

NOTE 9	RELATED PARTY TRANSACTIONS

As of June 30, 2010, a stockholder loaned $398,281 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,291 and $5,456 for the three months and six months ended June 30, 2010 respectively.

As of June 30, 2010, a related company owed the Company $29,375 for advances made on an unsecured basis, interest free and repayable on demand within two months of the date of advance. The amount was advanced by Lu Zheng prior to its acquisition by the Company and was wholly repaid on July 28, 2010.

On June 15, 2010, Dalian Beigang has entered into an equity agreement with a party related to the previous CEO and now CFO of the Company to form a joint venture to develop and then commercialize in China and elsewhere, proprietary bio-medical formulations to prepare products for determining the presence or otherwise of the chemical formula commonly known as melamine in food products. The joint venture is in the process of formation. The Company will issue 1,000,000 shares of common stock to the related party at a fair value of $900,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the agreement as an incentive. The Company recognized this expense in the six months ended June 30, 2010 in accordance with the terms of the equity agreement.

NOTE 10	CONCENTRATIONS AND RISKS

During 2010, 99% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Beijing which are located in the PRC.

NOTE 11	SEGMENTS

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three and six months ended June 30, 2010. No individual customer accounted for more than 10% of accounts receivable as of June 30, 2010.

The Company operates in three reportable segments: color photo printing, online shopping and professional training. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Color photo printing	$-	$793	$1	$3,233
Online shopping	-	-	-	-
Professional training	26,924	-	26,924	-
Total revenues	$26,924	$793	$26,925	$3,233

Gross loss
Color photo printing	$764	$(8,398)	$(476)	$(18,656)
Online shopping	-	-	-	-
Professional training	12,452	-	12,452	-
Total gross profit ( loss)	$13,216	$(8,398)	$11,976	$(18,656)

Net gain or loss from operations
Color photo printing	$(33,106)	$(129,252)	$(96,966)	$(236,266)
Online shopping	(9,983)	-	(37,029)	-
Professional training	1,368	-	1,368	-
Total loss from operations	$(41,722)	$(129,252)	$(132,628)	$(236,266)
Unallocated amounts relating to corporate operations:

Consultancy fee	(900,000)	-	(900,000)	-
Legal and professional fees	-	(2,400)	(6,200)	(6,400)
Others	(3,453)	8,067	(4,779)	(7,003)
Net loss before income tax	$(945,175)	$(123,585)	$(1,043,607)	$(249,669)

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$503,391	$499,687
Online shopping	1,163	1,334
Professional training	383,919	-
Discontinued operation	-	927,089
	$888,472	$1,428,110

NOTE 12	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 13	RECLASSIFICATIONS

Certain reclassifications have been made in prior period’s unaudited condensed consolidated financial statements to conform to the classifications used in the current period.

NOTE 14	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,354,046 at June 30, 2010. The Company’s total current liabilities exceed its total current assets by $432,970 and the Company used cash in operations of $26,919. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and six month periods ended June 30, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six month periods ended June 30, 2010 included in this quarterly report.

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

Overview

We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates three separate businesses- (1) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is now ready to be commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.; (2) during 2009, we commenced development of an e-commerce website known as UrMart.net which we intend to launch in third quarter 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage during the second quarter, and there was no revenue derived therefrom during the quarter. UrMart is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.; and (3) Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd.(“Lu Zheng”). In June 2010, Northport’s China subsidiary acquired a 65% equity interest in Lu Zheng, an online education business with corporate offices located in the Beijing North Star Times Tower. Currently the business has a total staff of 51 of which 20 are part time instructors. The company operates its own training facilities in the Beijing area and a franchise network of 198 separate locations throughout 30 provinces of China. The business operates under a trade name of Baocheng Education and allows enrolled students to attend video conferencing and online support facilities

--During the first quarter, Dalian Beigang owned a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which were planned to use a terminal version of the Colorstar platform in their travel booking locations. Subsequent to the close of the first quarter, on May 14, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture was April 1, 2010.

As at June 30, 2010, the returned Ling Xiao shares had not yet been received by our transfer agent and so the outstanding number of shares is shown as 34, 000,012.

--On June 15, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China, with Honglin Qian, a Chinese citizen and a relative of a company director,, to acquire a 100% equity interest in certain medical patents registered in China, (“the technology assets”)

The Parties intend to establish a new corporation to be located in Dalian, China which will have as its business purpose. to develop and then commercialize in China and elsewhere, the formulations, of which the first such product will be designed to determine the presence or not of the chemical formula commonly called melamine in food products. The new corporation will be called Dalian Beigang Biotech Inc.

Honglin Qian will own a 10% equity interest and Dalian Beigang will own a 90% equity interest in Dalian Beigang Biotech Inc.

Consideration for the 100% equity interest in the technology assets to be paid to Honglin Qian was 1,000,000 shares of common stock of Northport Network Systems Inc. and its share price on the date of the agreement was $0.90 US per share.

--On June 18, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China with Yu Jianhua, a Chinese citizen and a director of the Company, to acquire a 35% equity interest in Riyueming Hotels Co., Ltd. (“ Riyueming”), an existing group of business budget hotels headquartered in Dalian, China.

Mr. Yu Jianhua was to retain a 15% equity interest in Riyueming after conclusion of this transaction. The 35% interest in Riyueming was to be acquired in exchange for 1,777,160 shares of Northport Network Systems Inc.

As a result of ongoing discussions and negotiations, the parties agreed to terminate the agreement effective August 5, 2010 and cancel the transaction in its entirety. A form 8-K was filed on August 6, 2010 reflecting the cancellation.

--On June 18, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China with Jia Yi, Wu Peng and Yuan Huixiong in regards to Dalian Beigang acquiring a 65% equity interest in Beijing XinLvZhengBaoCheng Education Technology Co. Ltd. (“Lu Zheng”), an existing education business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares in the Company at a fair value of $4,500,000 which were issued as follows: 1.2 million shares of common stock of Northport network Systems Inc to Jia Yi; 0.9 million shares to Wu Peng; and 0.9 million shares to Yuan Huixiong.

Jia Yi will continue to hold 14% of Lu Zheng’s equity interest; Wu Peng will hold 10.5% of Lu Zheng’s equity interest; and Yuan Huixiong will hold 10.5% of Lu Zheng’s equity interest;

The consideration amount of 3,000,000 shares is based upon Lu Zheng’s annual net average profit for the next 3 years being not less than RMB10.245 million Yuan, and the 3 years total net profit being not less than US $4.5 million (exchange rate between USD and RMB 1:6.83) . The consideration of three million shares of Northport Network Systems Inc is based on the calculation of US $1.50 per share. Northport Network Systems Inc. share price on the date of the agreements was $0.90 US per share.

The Lu Zheng education business operations are located in two separate office facilities in Beijing.

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

The Chinese government approved the business license for the WOFE on May 17, 2006, at which time the acquisition closed. A total of 1,500,000 shares of common stock of the Company were issued as the purchase price for the acquisition. We registered certain of our shares by way of a Form SB2 filing which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 13, 2007. Our common shares began trading on the OTCBB on January 16, 2008 under the symbol NPCA. Subsequently on January 10, 2008, 1,000,000 shares of restricted and common stock were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive.

On October 9, 2009, the Company was re-incorporated in Washington State and changed its name to Northport Network Systems, Inc. Our stock trading symbol became NNWS.

Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 34,200,012 shares have been issued and outstanding, fully paid and non-assessable as of June 30, 2010. (A total of 4,000,000 shares of common stock were approved to be issued during the quarter but were not issued as at June 30, 2010. In addition, 2,500,000 shares of the Company were cancelled during the quarter but had not as yet been returned to the transfer agent as at June 30, 2010).We also have 100,000,000 preferred shares authorized at a par value of $0.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Exchange conversion rates used for the financial statements and in the body of this report are US$1= RMB 6.83603. for Balance Sheet items, except for share capital, additional paid-in capital and retained earnings, as of period end. For items related to the statements of operations and cash flows for the period, a conversion rate of US$1= RMB 6.83603 was used. Comparable 2009 figures were converted at rates already disclosed in prior filings.

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

On October 9, 2008, the Company acquired 51% equity interest of Ling Xiao for 2,700,000 shares of common stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 showed that the net earnings was below the projected net earnings and, therefore, the management considered no additional contingent purchase consideration was to be paid.

On May 14, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

Facilities

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

The Company leases office spaces from certain third parties under one operating lease which expires on July 25, 2012 at a monthly rental of $4,361.

.China Operations

             (A.) Graphic Printing Technology-Colorstar

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the periods ended June 30, 2009 and 2010, and such expenditures amounted to $25,447 and $5,459, respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model had been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and three units were in operation as at June 30, 2010.

An enhanced “modular” version of the kiosk design is near completion but commercial production awaits availability of funding to cover manufacturing costs.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design also proved unsuccessful due to manufacturing costs. The fifth version, based upon a modular design, is near completion. We expect commercial re-launch in China in fourth quarter 2010.

As a function of the enhanced technology version of Colorstar, users can select pictures from the Colorstar system database as a back ground to create a unique and new picture. Sample background pictures in the data base include New York and Paris street scenes, etc.

Our revised marketing strategy is to offer units to individuals and businesses interested in acquiring the units as a base product in a new business venture focused on consumers—typically in high traffic locations such as malls and tourist locations. We offer entrepreneurs a complete setup package including a camera, cubicle partitions, back ground picture database, printer, and user management system software, system setup and maintenance.

            (B.) UrMart.Net

UrMart.net is an e-Commerce website designed to allow for individual entrepreneurship by registered agents and by customers. Registered agents bring suppliers to the site to list their product inventories. In exchange, agents receive a small commission percentage of supplier sales made through the site. Customers register to join the site and immediately receive a basic discount on purchases made. If they enrol by using an existing customer’s registration number, they receive a larger discount and the referring customer receives a small commission on purchases made by the new customer. In all cases UrMart purchases products from suppliers at a large discount and pays discounts and commissions to its various agents and customers.

The site is now operational and promotion and advertising of the site will begin in third quarter 2010. No formal suppliers or agents have yet been registered since the system is still in beta-test phase. Over 1000 supplier inventories are expected to be listed in the site by fourth quarter 2010.

The Online e-Commerce Industry in China

Many analysts argue that Chinese consumers are reluctant to make online purchases because, culturally speaking, they are conservative savers who refuse to buy on credit. They believe e-commerce will not work in China; its citizens distrust vendors because they fear piracy and poor quality. Thus, Chinese consumers need to feel a product before buying it.

Historical data seem to support their arguments. For example, nationwide savings rates hover around 40%, less than 5% of the population owns credit cards, and Chinese business-to-customer Web purchases make up less than 1% of America's $127 billion in 2007 Internet sales.

In interviews, the China Market Research Group (CMR) has conducted with young adults in six cities across China, nearly 80% of respondents said they had made an online purchase in the last six months. The vast majority expected to buy something again in the next quarter. Seventy percent said they weren't putting aside any money in savings accounts and that they would use a credit card for online purchases if they had one.

Research suggests it is a lack of credit cards and other payment options, rather than a cultural aversion to buying online, that has curtailed the growth of e-commerce in China.

But the problem of payment is resolving itself. Credit card use is booming as domestic banks like Bank of China and China Merchants Bank roll out services targeting consumers in China's smaller cities. The number of credit cards in China is expected to increase fivefold, from 56 million at the end of 2006 to 250 million by the end of 2013. The financial institutions that become the winners will be the ones that focus on customer service and develop strong loyalty programs.

Successful firms are finding success selling online because their customers trust their products; they have good return policies and make it convenient for consumers to resolve disputes or complaints about online purchases. Chinese consumers are curious about buying online, even if they haven't done it before; if they encounter no hassles, they will surely continue to make purchases online. .

Some critics have argued that Chinese consumers will resort to online purchases only for cheap items, like a book or a DVD. Yet many companies are having excellent success in selling clothing--a complex product that more conservative shoppers might demand to touch or try on before purchasing--proves the increasing sophistication of Chinese consumers, their growing comfort in online shopping and their willingness to shell out sizable sums for brands they trust.

Not only should companies utilize the internet for marketing purposes, but they should look at it as a critical sales channel to Chinese youth who are increasingly turning to the internet to buy not just cheap items like books and DVDs but more complex and expensive products like electronics, luxury items, and clothes.

The biggest threat to the success of a Chinese shopping mall is ineffective marketing. Anywhere in the world, marketing is hugely important to the success of any product, and shopping malls are no different. If you don't market a mall effectively, no one takes the time to visit the mall, tenants aren't able to turn enough revenue to pay their rent, management companies are unable to fill retail space, and it isn't long before the entire mall goes under. It's a vicious cycle.

You keep consumers interested by ensuring that the more interactive it is for consumers, the more likely it is that they will revisit the mall, tell their friends and spend more money.

Market Forecasts

China's online retail market has grown rapidly in recent years. According to statistics released by Zero2IPO Research, China's netizens reached 384 million in 2009, of which 108 million conduct online shopping, with internet purchase penetration rate reaching 28.1 percent. While countrywide savings rates hover around 40%, Chinese youth in urban areas have effective savings rates of 0 as they consume and want to enjoy the good life now. This optimistic and demanding mindset drives how Chinese youth consume.

The willingness of Chinese youth to trust online purchases combined with the explosion in the number of credit cards sends a clear message: since young peoples' spending is driving China's retail growth--20% in 2008--companies with focus on increasing revenues should target that demographic.

In 2009, China's internet retail turnover topped 202.6 billion yuan, representing a seven-year average growth of 128 percent, and the turnover in 2010 is expected to hit 342 billion yuan.

If China continues robust development of its e-commerce industry, which sees the market size doubling every year, China's e-commerce market size may exceed that of the United States in two years.

And, for the interest of investors, starting from the second half of 2010, there will be at least 10 Chinese e-commerce firms each with annual sales valued at one billion U.S. dollars going public in local and foreign capital markets.

Commencing during 2009, we began development of an e-commerce website known as UrMart.net which we intend to launch in second quarter 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage during the quarter, and the revenue derived there from was insignificant.. UrMart will be an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.

            (C) Ling Xiao Aviation (We ceased equity interest in Ling Xiao as of April 1, 2010)

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

On May 14, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

             (D) Dalian Beigang Biotech Inc.

In June, 2010, Dalian Beigang acquired a series of Chinese patents focused on health diagnostic applications and products. Northport is now establishing a 90% owned subsidiary corporation, Dalian Beigang Biotech Inc., which will be located in Dalian, China. The company will develop, commercialize and popularize advanced In Vitro Diagnostic (IVD) kits/devices to improve health of human beings. Its primarily business is to design, develop, patent and market home-applicable diagnostic test papers and portable diagnostic devices related to human cardiovascular diseases.

The company plans to initially develop up to 4 IVD products by the end of 2011 and launch the products into the China marketplace in year 2012. The company projects US$ half million in sales in 2012, US$ 4 million in 2013, and US$ 10 million in revenue in 2014. The company's revenue will be derived mainly from product sales.

             (E) Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd.

In June 2010, Dalian Beigang acquired a 65% equity interest in Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd.(“Lu Zheng”), an online and in-class professional education business with corporate offices located in the Beijing North Star Times Tower in Beijing city. Lu Zheng currently has a total staff of 51 of which 20 are part time instructors. The company operates its own training facilities in the Beijing area and operates a franchise network of 198 separate locations throughout China. The business operates under a trade name of Baocheng Education and allows enrolled students to attend video conferencing and online support facilities

Lu Zheng’s June 30, 2010 student enrolment is some 8,000 students. Annual fees paid by students are dependent upon which of the company's 57 courses are taken, and can vary between 3000 and 18,000 Yuan per student.

The company’s professional development training programs offered to students include a legal services program, a construction inspections certificate program, a nursing program and others in high demand.

On-Line Education in China

Distance learning, online degree courses, and adult education have been popular in China for some time. This has been due to a number of factors, such as the expansive and rural geography of the country, the high competition for fewer enrolment places (comparable to the UK or US, at least), and government-stimulated incentives to ensure compulsory learning for all, e.g. the National Project of Compulsory Education in Impoverished Areas (established in 1995).

The gradual spread of broadband technology throughout China has had a significant positive effect for online education in the country. The China Education and Research Network (CERNET), started in 1994, is now China's second largest Internet network, with a high-speed transmission network of 20,000 km, 28 international and regional channels, covering all major cities of China. The high-speed connection between it and the China Education Broadband Satellite Net, opened in 2000, established a "space to earth" transmission platform for modern distance education, and provided an all-round network support environment for distance education.

Adult education in China is both dynamic and diverse. Schools of higher learning for adults include radio and TV, worker, farmer, correspondence and evening universities, management and education colleges; adult secondary schools include vocational, high and technical schools; worker elementary and farmer elementary schools comprise the adult elementary sector.

The Chinese Ministry of Education has approved 68 ordinary schools of higher learning and the Central Radio and TV University to pilot modern distance education. They have set up 2,027 off-campus learning centers (stations) around China, offering 140 major areas of study in 10 disciplines, and these centers now have a total enrolment of more than1.467 million.

Students in remote and underdeveloped areas are the largest beneficiaries of online education, but online universities can offer the opportunity of lifelong education and training to students who have failed university entrance examinations and to working people and adult farmers who otherwise could not attend traditional institutions.

A recent report by companiesandmarkets.com detailing the development of e-Learning and online education in China, identifies that the sector has reached its "growth stage", increasing in market scale to over RMB 17.5 billion by 2007 (the latest year for statistics).

For higher education and older learners, the report shows a growth and diversification of online education but an unimpressive continuation of doubts amongst members of the public as to the worth of diplomas from online institutions. Despite this, there is healthy enthusiasm for online education for vocation certification and an increased demand for customizable services. Additionally corporate e-learning is becoming more integrated with business hoping to improve services - especially over the last year. As a result, projections suggest that corporate e-learning is set to grow 40 percent year by year until 2011.

Employees and Staffing

We had 72 full-time employees as of June 30, 2010. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 21 in Dalian. The Education subsidiary operates with 51 staff located in Beijing. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 72 current, full and part-time staff members are employed as follows:

Management	7
Accounting	5
Marketing	21
Administration	4
Software Design/R and D	5
Colorstar Operations	3
UrMart operations	2
Education-co-ordinators	4
Education part-time teachers	20
North American Seattle Office	1

Total	72

Results of Operations

SELECTED FINANCIAL INFORMATION

The following is a summary of the Company’s segment information for the three and six month periods ended June 30, 2010 and 2009: The Company operates in three reportable segments: color photo printing, online shopping and professional training. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Color photo printing	$-	$793	$1	$3,233
Online shopping	-	-	-	-
Professional training	26,924	-	26,924	-
Total revenues	$26,924	$793	$26,925	$3,233

Gross loss
Color photo printing	$764	$(8,398)	$(476)	$(18,656)
Online shopping	-	-	-	-
Professional training	12,452	-	12,452	-
Total gross profit ( loss)	$13,216	$(8,398)	$11,976	$(18,656)

Net gain or loss from operations
Color photo printing	$(33,106)	$(129,252)	$(96,966)	$(236,266)
Online shopping	(9,983)	-	(37,029)	-
Professional training	1,368	-	1,368	-
Total loss from operations	$(41,722)	$(129,252)	$(132,628)	$(236,266)

Unallocated amounts relating to corporate operations:
Consultancy fee	(900,000)	-	(900,000)	-
Legal and professional fees	-	(2,400)	(6,200)	(6,400)
Others	(3,453)	8,067	(4,779)	(7,003)
Net loss before income tax	$(945,175)	$(123,585)	$(1,043,607)	$(249,669)

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$503,391	$499,687
Online shopping	1,163	1,334
Professional training	383,919	-
Discontinued operation	-	927,089
	$888,472	$1,428,110

Revenues

For the Three Month Period Ended June 30, 2010

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of June 30, 2010, there were a total of 3 Colorstar kiosks in operation and Colorstar related revenues during the three month period were nil as compared to Colorstar revenues of $793 during the similar period in 2009.

The education division had revenues of $28,924 during the quarter and there are no prior period comparables since the acquisition occurred in June 2010.

On line shopping revenues were nil since beta tests continued during the quarter and commercial launch, which has been delayed for some time, is now scheduled in third quarter 2010.

For the Six Month Period ended June 30, 2010

Colorstar related revenues during the six month period were $1 as compared to Colorstar revenues of $3,233 during the similar six month period in 2009.

The education division had revenues of $28,924 during the current six month period and there are no prior period comparables since the acquisition occurred in June 2010.

On line shopping revenues were nil since beta tests continued during the six month period and commercial launch, which has been delayed for some time, is now scheduled in third quarter 2010.

Discontinued Operations

On April 1, 2010, Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. The agreement was finalized on May 11, 2010 and pursuant to the agreement, the effective date of the divestiture was April 1, 2010. The Company does not have any continuing involvement in the operations of Ling Xiao after the divestiture. The operating results of Ling Xiao for the six months ended June 30, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$251,391 $	234,543	$740,300
Cost of sales	(1)	(209,706)	(121,966)	(367,297)
Gross profit	(1)	41,685	112,577	373,003
Operating expenses	-	(75,194)	(80,697)	(155,101)
Income from discontinued operations	(1)	(33,509)	31,880	217,902
Other expenses, net	(458)	(3,439)	(8,314)	(74,171)
Net income from discontinued operations	(459)	(36,948)	23,566	143,731
Less: net income attributable to noncontrolling interests	0	14,017	(11,548)	(78,377)
	$(459)	$(22,931)	$12,018	$65,354

The assets and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$-	$748,247
Property and equipment, net	-	178,842
Total assets related to discontinued operations	$-	$927,089

Liabilities
Current liabilities	$-	$630,059
Noncontrolling interest in discontinued operations	-	144,308
Total liabilities related to discontinued operations	$-	$774,367

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the six months ended June 30, 2010 and 2009.

The detailed information on the loss on disposal of Ling Xiao is as follows:

Cash and cash equivalents	$237,053
Fixed assets, net	131,046
Prepaid expenses and other current assets	653,274
Other payables	(700,732)
Non-controlling interests	(155,876)
Book value of net assets disposal	164,765
Less: Consideration for disposition	(1,375,000)
Gain on disposal of discontinued operations	$(1,210,235)

The detailed information on net cash outflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$-
Less: cash and cash equivalent disposed	(237,053)
Net cash outflow	$(237,053)

Results of the Three Month Period Ended June 30, 2010

Total revenues for the quarter ended June 30, 2010, were $26,924 as compared to $793 in the similar period in 2009. Gross profit for the period was $13,216 and the loss from operations was $942,496. The overall net income for the quarter was $264,118, directly as a result of a gain on the sale of subsidiary Ling Xiao during the quarter of $1,210,235, partially offset by a consultancy fee of $900,000. The $900,000 fee was the value of the common shares issued to Honglin Qian for certain patent acquisitions undertaken during the quarter and the company’s common share price at the agreement date was $.90 per share. The gross profit for the similar period in 2009 was $11,976 and loss from operations for that period was $119,890. The overall net loss for the 2009 comparable period was $146,516.

Cost of sales of the Colorstar operations were a positive $764 as a result of reduction in monthly salaries of staff causing an overprovision in salaries accrued in last quarter and this is compared to actual costs of $9,191 incurred in the comparable 2009 period. Lu Zheng cost of sales was $14,472 with no prior period comparable.

Selling, general and administrative expenses were $46,130 for the quarter ended June 30, 2010 as compared to $80,177 in the comparable 2009 period. A total of $5,459 was expended on research on Colorstar and the UrMart website design and setup during the period, as compared to research expenses in the comparable 2009 period of $24,447. Depreciation expense during the period was $4,123 compared to $6,869 during the 2009 comparable period.

Results of the Six Month Period Ended June 30, 2010

Total revenues for the six month period ended June 30, 2010, were $26,925 as compared to $3,233 in the similar period in 2009. Gross profit for the period was $11,976 and the loss from operations was $1,040,331. The overall net loss for the period was $146,516, directly as a result of a gain on the sale of subsidiary Ling Xiao during the period of $1,249,938 and partially offset by a one time consultancy fee of $900,000. The $900,000 fee was the value of the common shares issued to Honglin Qian for certain patent acquisitions undertaken during the six month period and the company’s common share price at the agreement date was $.90 per share. The gross profit for the similar period in 2009 was <$18,666> and loss from operations for that period was $244,046. The overall net loss for the 2009 comparable period was $184,315.

Cost of sales of the Colorstar operations were $477 and this is compared to $21,899 incurred in the comparable 2009 period. Lu Zheng cost of sales was $14,472 with no prior period comparable.

Selling, general and administrative expenses were $119,531 for the period ended June 30, 2010 as compared to $168,624 in the comparable 2009 period. A total of $25,655 was expended on research on Colorstar and the UrMart website design and setup during the period, as compared to research expenses in the comparable 2009 period of $49,888. Depreciation expense during the quarter was $7,121 compared to $6,869 during the 2009 comparable period.

Liquidity and Capital Resources

For the three months ended June 30, 2010, our cash and cash equivalents increased by $175,683 to $ 205,517. As at June 30, 2010, our cash resources were such that we had a negative working capital position of $432,970.

As of June 30, 2010, a stockholder loaned $398,281 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,291 and $5,456 for the three months and six months ended June 30, 2010 respectively.

During the period, the Company has an amount due of $29,375 from related companies which are owned by a related party of one of the directors of the Company. The amount was advanced by Lu Zheng to the related party prior to the acquisition by the Company and was fully repaid in July 2010.

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,354,046 at June 30, 2010 that includes net income of $178,163 for the six months ended June 30, 2010. The Company’s total current liabilities exceed its total current assets by $432,969 and the Company used cash in operations of $26,919. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken a number of steps to revise its operating and financial requirements, including finalizing a number of corporate acquisitions, which it believes will provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and strategic partners, which will enable the Company to enhance its business plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

Internal Control Over Financial Reporting

During the quarter ending June 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. During this period, we began implementing changes and it is our intention to have resolved all procedural concerns during the third quarter. However, during this period ended June 30, 2010 through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct. In addition, during the prior quarter period, the Company entered into an agreement to dispose of its 51% equity interest in Ling Xiao with effect as at April 1, 2010. A form 8-K in this regard was filed on May 17, 2010. This subsidiary was the source of the majority of our procedural concerns.

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

            (b) Filings on Form 8-K during the Period

Filed on May 17, 2010

On May 14, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest itself of its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

Filed on June 16, 2010

On June 15, 2010, a wholly owned subsidiary of Northport Network Systems, Inc. (the “Company”), Dalian Beigang Information Industry Development Co., Ltd. (“Dalian Beigang”), entered into an equity agreement in accordance with Company Law of the People's Republic of China, with Honglin Qian, a Chinese citizen, to acquire a 100% equity interest in certain medical patents registered in China,(“the technology assets”)

The Parties wish to establish a new corporation to be located in Dalian, China which will have as its business purpose. to develop and then commercialize in China and elsewhere, the formulations, of which the first such product will be designed to determine the presence or not of the chemical formula commonly called Melamine in food products. The new corporation will be called Dalian Beigang Biotech Inc.(“COMPANY”).

Honglin Qian will own a 10% equity interest in COMPANY, and Dalian Beigang will own an 90% equity interest in COMPANY

Consideration for the 100% equity interest in the technology assets to be paid to Honglin Qian will be 1,000,000 shares of common stock of Dalian Beigang’s parent company, Northport Network Systems Inc. The Northport Network Systems Inc. share price on the date of the agreement was $0.90 US per share.

Filed on June 21, 2010

A.
On June 18, 2010, a wholly owned subsidiary of Northport Network Systems, Inc. (the “Company”), Dalian Beigang Information Industry Development Co., Ltd. (“Dalian Beigang”), entered into an equity agreement in accordance with Company Law of the People's Republic of China with Yu Jianhua, a Chinese citizen and a director of the Company, to acquire a 35% equity interest in Riyueming Hotels Co., Ltd. (“ Riyueming”), an existing group of business budget hotels headquartered in Dalian, China.

Mr. Yu Jianhua is a citizen and resident of the PRC, residing at 1-5-1, No.64 Sanhuan Street, Xigang District, Dalian, PR China and he retains a 15% equity interest in Riyueming after conclusion of this transaction. The 35% interest in Riyueming is being acquired in exchange for 1,777,160 shares of common stock of Northport Network Systems Inc. Management of the Company have calculated the consideration to be paid to Yu Jianhua in exchange for the 35% equity interest in Riyueming based on the following;

     -That Riyueming’s annual accounting shows RMB17.34 million yuan in annual total profit and that the total profit in the following three years will be not less than RMB52.02 million yuan equal to USD$7,616,400 (USD:RMB=1:6.83) .

     -Therefore a 35% equity interest would be valued at USD $2,665,740. Using US$1.50 per share for the Company’s stock price, management values the 35% equity interest at 1,777,160 shares of common stock of Northport Network Systems Inc.

B.
On June 18, 2010, a wholly owned subsidiary of Northport Network Systems, Inc. (the “Company”), Dalian Beigang Information Industry Development Co., Ltd. (“Dalian Beigang”), entered into an equity agreement in accordance with Company Law of the People's Republic of China with Jia Yi, Wu Peng and Yuan Huixiong in regards to Northport Dalian acquiring a 65% equity interest in Beijing XinLvZhengBaoCheng Education Technology Co. Ltd. (“Beijing Bao Cheng”), an existing education business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares of common stock in the Company being issued as follows: 1.2 million shares to Jia Yi; 0.9 million shares to Wu Peng; and 0.9 million shares to Yuan Huixiong.

Jia Yi will continue to hold 14% of Beijing Bao Cheng’s equity interest; Wu Peng will hold 10.5% of Beijing Bao Cheng’s equity interest; and Yuan Huixiong will hold 10.5% of Beijing Bao Cheng’s equity interest;

The consideration amount of 3,000,000 shares is based upon Beijing Bao Cheng’s annual net average profit for the next 3 years being not less than RMB10.245 million Yuan, and the 3 years total net profit being not less than US $4.5 million (exchange rate between USD and RMB 1:6.83) . The consideration of three million shares of Northport Network Systems Inc is based on the calculation of US $1.50 per share.

Northport Network Systems Inc. share price on the date of the agreements was $0.90 US per share.

Filed on June 24, 2010

On June 23, 2010, the Board of Directors unanimously approved a resolution to appoint one additional director; Roc Mou, to sit as a director of the Company effective immediately and to act as a director until the next shareholder meeting or until he resigns or is replaced. Roc Mou has agreed to act as a director. There is no family relationship between the new director and any Company management or existing directors.

Roc Mou, age 51, has a BA degree from Liaoning Normal University in Dalian, China. He commenced his career in the television and cable industries in 1984 when he became a reporter for the Liaoning Dalian TV station, and eventually became the General Manager with Dalian Cable TV Company Ltd. In 2001, he formed his own cable TV company and became managing director of Tiantu Cable TV Network Co., Ltd.

     (c) Subsequent Events

Form 8-K Filed on August 6, 2010

On June 18, 2010, a wholly owned subsidiary of Northport Network Systems, Inc. (the “Company”), Dalian Beigang Information Industry Development Co., Ltd. (“Dalian Beigang”), entered into an equity agreement in accordance with Company Law of the People's Republic of China with Yu Jianhua, a Chinese citizen and a director of the Company, to acquire a 35% equity interest in Riyueming Hotels Co., Ltd. (“ Riyueming”), an existing group of business budget hotels headquartered in Dalian, China.

Mr. Yu Jianhua is a citizen and resident of the PRC, residing at 1-5-1, No.64 Sanhuan Street, Xigang District, Dalian, PR China and he retains a 15% equity interest in Riyueming after conclusion of this transaction. The 35% interest in Riyueming is being acquired in exchange for 1,777,160 shares of Northport Network Systems Inc.

As a result of ongoing discussions and negotiations, the parties have agreed to terminate the agreement effective August 5, 2010 and cancel the transaction in its entirety.

Form 8-K Filed on August 6, 2010

On August 5, 2010, the Board of Directors unanimously approved a resolution to accept the resignations of Xiao Jun as Chief Technology Officer and a director; James Wang as a director, Chief Financial Officer, corporate secretary and corporate treasurer; and Dr. Jim H. Qian as Chief Executive Officer. Mr Roc Mou is appointed as Chief Executive Officer of the Company effective immediately. Dr. Jim H. Qian has been appointed as the new CFO, corporate secretary and corporate treasurer of the Company, also effective August 5, 2010.

Roc Mou, age 51, has a BA degree from Liaoning Normal University in Dalian, China. He commenced his career in the television and cable industries in 1984 when he became a reporter for the Liaoning Dalian TV station, and eventually became the General Manager with Dalian Cable TV Company Ltd. In 2001, he formed his own cable TV company and became managing director of Tiantu Cable TV Network Co., Ltd.

Jim H. Qian, Ph.D. was previously the president and CEO of American Centrality Group, Inc., Nevada and Abgenom, Inc. Hayward, CA. Prior to this, Dr. Qian was a co-founder & president of Abgenome, Inc. Berkeley, CA, which develops in vitro diagnostic kits for cardiovascular diseases. Prior to that, Dr. Qian was the co-founder & president of ProMab Biotechnologies, Inc. which develops and markets recombinant proteins, antibody-based reagents and diagnostic kits, and tissue chips to academic and pharmaceutical laboratories worldwide. Before launching ProMab, Dr. Qian was a scientist at Incyte Genomics, Inc. He received his postdoctoral training in Biochemistry from University of California at Berkeley and obtained his Ph.D. in Microbial Biology from University of Nebraska-Lincoln.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Roc Mou

Roc Mou
Chief Executive Officer and a director
Date: August 23, 2010

Per:	/s/ Jim H. Qian

Jim H. Qian
Chief Financial Officer and a director
Date: August 23, 2010