Form 10-Q
period 2010-09-30
Northport Network Systems, Inc.
filed 2010-11-22
CIK 1374976

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

The number of shares of the Company's common stock issued and outstanding on September 30, 2010 was 34,200,012.

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
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2010 and 2009 (Unaudited)	F2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F3
Notes to Condensed Consolidated Financial Statements as of September 30, 2010 (Unaudited)	F4 - F10

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES ("NNWS")
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$310,183	$29,834
Prepaid expenses and other current assets	207,845	151,487
Assets held in discontinued operations	-	927,089
Total Current Assets	518,028	1,108,410

PROPERTY AND EQUIPMENT, NET	325,363	319,700
GOODWILL	2,610,833	-
TOTAL ASSETS	$3,454,224	$1,428,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accrued expenses	$430,585	$350,719
Note payable	447,888	-
Deferred revenue	2,240	-
Due to a stockholder	69,658	251,312
Income and other taxes payable	72,736	463
Liabilities of discontinued operations	-	630,059
Total Current Liabilities	1,023,107	1,232,553

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NNWS Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,200,012 shares issued and outstanding as of September 30, 2010 and December 31, 2009	34,200	34,200
Common stock, 4,060,000 shares to be issued	4,060	-
Stock subscription receivable	(224,641)	(224,641)
Additional paid-in capital	9,526,390	5,862,090
Treasury stocks (2,500,000 shares as of September 30, 2010 and none shares as of December 31, 2009), at cost	(1,375,000)	-
Retained earnings (Accumulated deficit)
Unappropriated	(5,645,488)	(5,678,857)
Appropriated	146,648	146,648
Accumulated other comprehensive loss	(109,000)	(88,191)
Total NNWS Stockholders' Equity	2,357,169	51,249

Noncontrolling interests	73,948	144,308
TOTAL EQUITY	2,431,117	195,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,454,224	$1,428,110

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F1

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

NET SALES
Color photo printing	$-	$347	$1	$3,580
Professional training	861,061	-	887,985	-
Total net sales	861,061	347	887,986	3,580

COST OF SALES
Color photo printing	(1)	(4,209)	(478)	(26,108)
Professional training	(506,222)	-	(520,694)	-
Total cost of sales	(506,223)	(4,209)	(521,172)	(26,108)

GROSS PROFIT (LOSS)	354,838	(3,862)	366,814	(22,528)

OPERATING EXPENSES
Selling, general and administrative	338,190	135,567	457,721	304,191
Research and development expenses	5,720	24,093	31,375	73,981
Consultancy fee	99,822	14,120	999,822	14,120
Depreciation	4,390	3,838	11,511	10,707
Total Operating Expenses	448,122	177,618	1,500,429	402,999

LOSS FROM OPERATIONS	(93,283)	(181,480)	(1,133,615)	(425,527)

OTHER INCOME (EXPENSES)
Other income	57	102	2,489	405
Interest income	202	7	352	34
Imputed interest expense on due to a stockholder	(2,905)	(3,298)	(8,360)	(8,702)
Interest on note payable	(4,401)	-	(4,401)	-
Other expenses	1,801	(2,858)	1,398	(3,406)
Total Other Expenses, net	(5,246)	(6,047)	(8,522)	(11,669)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,529)	(187,527)	(1,142,137)	(437,196)
Income tax expense	(21,142)	-	(21,142)	-
NET LOSS FROM CONTINUING OPERATIONS	(119,671)	(187,527)	(1,163,279)	(437,196)

Less: gain attributable to non-controlling interests	(25,122)	-	(25,605)	-
	(144,793)	(187,527)	(1,188,884)	(437,196)

NET INCOME FROM DISCONTINUED OPERATIONS
Profit from operations before taxes	-	(22,160)	31,422	180,753
Income tax expense	-	9,619	(7,856)	(49,563)
Profit from operations after taxes	-	(12,541)	23,566	131,190
Less: net income attributable to noncontrolling interests	-	6,144	(11,548)	(72,233)
	-	(6,397)	12,018	58,957
Gain on disposal of subsidiary	-	-	1,210,235	-
	-	(6,397)	1,222,253	58,957

NET INCOME (LOSS)	(144,793)	(193,924)	33,369	(378,239)

NET LOSS FROM CONTINUING OPERATIONS	(144,793)	(187,527)	(1,188,884)	(437,196)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(6,397)	1,222,253	58,957
	(144,793)	(193,924)	33,369	(378,239)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency gain (loss) of continuing operations	26,124	(1,257)	21,162	(2,363)
Less: foreign currency gain attributable to noncontrolling interest	329	-	328	-
	25,795	(1,257)	20,834	(2,363)
Foreign currency gain of discontinued operations	(49)	(157)	(2)	375
Less: foreign currency gain attributable to noncontrolling interest	2	2,110	23	2,092
	(51)	(2,267)	(25)	(1,717)
Total other comprehensive gain (loss)	25,744	(3,524)	20,809	(4,080)

COMPREHENSIVE (LOSS) INCOME
From continuing operations	(118,998)	(188,784)	(1,168,050)	(439,559)
From discontinued operations	(51)	(8,664)	1,222,228	57,240
	$(119,049)	$(197,448)	$54,178	$(382,319)

Net loss per share-basic and diluted
From continuing operations	$(0.00)	$(0.01)	$(0.03)	$(0.01)
From discontinued operations	0.00	(0.00)	0.03	0.00
Total net loss per share	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding during the period-basic and diluted	38,202,621	32,700,012	35,756,041	32,700,012

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F2

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$33,369	$(378,239)
Adjusted to reconcile net loss to cash provided by (used in) operating activities:
Depreciation - cost of sales	3,683	7,507
Depreciation	11,511	10,707
Gain on disposals of property and equipment	(1,891)	-
Gain on disposal of subsidiary	(1,210,235)	-
Share to be issued for services	900,000	-
Imputed interest expense on due to a stockholder	8,360	8,702
Non controlling interest-continuing operations	25,605	-
Non controlling interest-discontinued operations	11,548	72,233
Changes in operating assets and liabilities
(Increase) Decrease in:
Prepaid expenses and other current assets	86,285	(209,804)
Increase (Decrease):
Other payables and accrued expenses	(37,726)	(368,361)
Deferred revenue	2,201	-
Income tax and other taxes payable	60,839	(450)
Changes in discontinued operations	216,250	(91,976)
Net cash provided by (used in) operating activities	109,799	(949,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,033)	(8,965)
Cash inflow from acquisition of a subsidiary	104,881	-
Net cash outflow from disposal of discontinued operations	(237,053)	-
Proceeds from disposals of property and equipment	2,641	5,023
Net cash used in investing activities	(131,564)	(3,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	(183,630)	86,800
Proceeds from issue of common stock	60,000	944,366
Increase in note payable	440,115	-
Net cash provided by financing activities	316,485	1,031,166

EFFECT OF EXCHANGE RATES ON CASH	(14,371)	(57,133)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	280,349	20,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,834	9,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$310,183	$29,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax expense in respect of discontinued operations	$186	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

F3

NORTHPORT NETWORK SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF September 30, 2010 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2010, the consolidated results of operations and comprehensive loss for the three months and nine months ended September 30, 2010 and 2009 and consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The consolidated results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission on April 15, 2010.

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

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Beijing Xin Lu Zheng Bao Cheng Education Technology Co. Ltd. (“Lu Zheng”) to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000. Lu Zheng is engaged in professional training services.

Northport Network, Dalian Beigang and Lu Zheng are hereafter referred to as (“the Company”).

F4

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 consolidate the unaudited financial statements of Northport Network and its wholly owned subsidiary company, Dalian Beigang for the nine months ended September 30, 2010 and 65% equity interest owned subsidiary, Lu Zheng for the period from June 18, 2010 to September 30, 2010. The noncontrolling interests represent the minority stockholders’ 35% share of the results of Lu Zheng.

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

NOTE 4 ` REVENUE RECOGNITION

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

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $0, $347, $1, and $3,580 for the three and nine months ended September 30, 2010 and 2009 respectively.

Professional training

The Company provides professional training programs and services to students taking legal services, construction inspections and nursing examinations through the classroom and online training programs. Students can enroll at the Company’s training facilities in Beijing and Guangzhou and franchisee network located throughout China or enroll for online courses. Tuition fees are generally paid in advance and are recognized when earned, ratably over the service period on a straight line basis, net of business taxes and related surcharges.

The Company also sells reference materials to students and revenue is recognized upon delivery of the reference materials to the students over the subscription period the classroom or online course is available.

NOTE 5 BUSINESS COMBINATION

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Lu Zheng to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000. The consideration amount of 3,000,000 shares is based upon Lu Zheng's annual net average profit for the next 3 years being not less than $1.5 million and the 3 years total net profit being not less than $2.7 million. The consideration of three million shares of the Company’s common stock is based on the calculation of $0.9 per share. The stockholders of Lu Zheng do not have any prior affiliation with the Company.

Lu Zheng was registered with the Beijing Industrial and Commercial Administration on December 21, 2009 and its business term is approved until December 20, 2012. Lu Zheng is principally engaged in professional training services business.

F5

The preliminary allocation of the net assets acquired was as follows:

Cash and cash equivalents	$104,881
Other receivables and deposits	138,574
Total current assets	243,455
Property and equipment, net	12,944
Goodwill	2,610,833
Total assets	2,867,232
Less: Accrued liabilities	(109,049)
Other taxes payable	(10,170)
Noncontrolling interests	(48,013)
Total purchase price	$2,700,000

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$-
Less: cash and cash equivalents acquired	104,881
Net cash inflow	$104,881

The acquisition of Lu Zheng was accounted for as a purchase under ASC Topic 805, Business Combinations. Accordingly, the operating results of Lu Zheng have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of June 18, 2010.

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2010, assuming the acquisition of Lu Zheng had occurred and was completed at the beginning of 2010.

Revenues	$1,113,789
Net income	$17,652
Net loss per share - basic and diluted	$0.00

NOTE 6 DISCONTINUED OPERATIONS

On April 1, 2010, Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. The agreement was finalized on May 11, 2010 and pursuant to the agreement, the effective date of the divestiture was April 1, 2010. The Company does not have any continuing involvement in the operations of Ling Xiao after the divestiture. The operating results of Ling Xiao for the nine months ended September 30, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

F6

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$178,818	$234,543	$919,118
Cost of sales	-	(105,336)	(121,966)	(472,633)
Gross profit	-	73,482	112,577	446,485
Operating expenses	-	(96,054)	(80,697)	(251,155)
Income from discontinued operations	-	(22,572)	31,880	195,330
Other expenses, net	-	26,256	(8,314)	(47,915)
Net income from discontinued operations	-	3,684	23,566	147,415
Less: net income attributable to noncontrolling interests	-	6,144	(11,548)	(72,233)
	$-	$9,828	$12,018	$75,182

The assets and liabilities of discontinued operations as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$-	$748,247
Property and equipment, net	-	178,842
Total assets related to discontinued operations	$-	$927,089

Liabilities
Current liabilities	$-	$630,059
Noncontrolling interest in discontinued operations	-	144,308
Total liabilities related to discontinued operations	$-	$774,367

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the nine months ended September 30, 2010 and 2009.

The detailed information on the loss on disposal of Ling Xiao is as follows:

Cash and cash equivalents	$237,053
Fixed assets, net	131,046
Prepaid expenses and other current assets	653,274
Other payables	(700,732)
Noncontrolling interests	(155,876)
Book value of net assets disposal	164,765
Less: Consideration for disposition	(1,375,000)
Gain on disposal of discontinued operations	$(1,210,235)

The detailed information on net cash outflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$-
Less: cash and cash equivalent disposed	(237,053)
Net cash outflow	$(237,053)

F7

NOTE 7 OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses as of September 30 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009
	Unaudited

Short term advances from a third party, unsecured, interest free and no repayment terms	12,577	-
Other payables	85,310	87,920
Deposits received	2,687	15,904
Accrued expenses	330,011	246,895
	$430,585	$350,719

NOTE 8 NOTE PAYABLE

Note payable as of September 30 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009
	Unaudited

Note payable to a third party, unsecured, interest rate at 3% of total amount, due December 2010	$447,888	$-
	$447,888	$-

Interest expense on note payable for the three and nine months ended September 30, 2010 and 2009 were $4,401, $0, $4,401 and $0 respectively.

NOTE 9 STOCKHOLDERS’ EQUITY

Stock to be issued for services

On June 15, 2010, Dalian Beigang has entered into an equity agreement with a party related to the previous CEO and now CFO of the Company to form a joint venture to develop and then commercialize in China and elsewhere, proprietary bio-medical formulations to prepare products for determining the presence or otherwise of the chemical formula commonly known as melamine in food products. The joint venture is in the process of formation. The Company will issue 1,000,000 shares of common stock to the related party at a fair value of $900,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the agreement as an incentive. The Company recognized this expense in the nine months ended September 30, 2010 in accordance with the terms of the equity agreement.

Stock to be issued for acquisition of a subsidiary

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Lu Zheng to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000.

F8

Stock to be issued to third parties for cash

On September 27, 2010, the Company entered into two subscription agreements with two investors for the issue of 60,000 shares of common stock at $1 per share for cash.

NOTE 10 COMMITMENTS AND CONTINGENCIES

The Company leases office spaces from certain third parties under 6 operating leases which expire on November 26, 2010, November 29, 2010, August 1, 2011, March 14, 2011, August 14, 2012 and July 19, 2013 at monthly rentals of $249, $249, $493, $328, $177 and $4,450 respectively.

As of September 30, 2010, the Company has outstanding commitments of with respect to the above operating lease, which is due as follows:

2011	$63,197
2012	55,257
2013	42,723
$161,177

NOTE 11 RELATED PARTY TRANSACTIONS

As of September 30, 2010, a stockholder loaned $69,658 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,905, $3,298, $8,360 and $8,702 for the three and nine months ended September 30, 2010 and 2009 respectively.

On June 15, 2010, Dalian Beigang has entered into an equity agreement with a party related to the previous CEO and now CFO of the Company to form a joint venture to develop and then commercialize in China and elsewhere, proprietary bio-medical formulations to prepare products for determining the presence or otherwise of the chemical formula commonly known as melamine in food products. The joint venture is in the process of formation. The Company will issue 1,000,000 shares of common stock to the related party at a fair value of $900,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the agreement as an incentive. The Company recognized this expense in the nine months ended September 30, 2010 in accordance with the terms of the equity agreement.

NOTE 12 CONCENTRATIONS AND RISKS

During 2010, 99% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the city of Dalian and Beijing which are located in the PRC.

NOTE 13 SEGMENTS

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three and nine months ended September 30, 2010. No individual customer accounted for more than 10% of accounts receivable as of September 30, 2010.

F9

The Company operates in three reportable segments: color photo printing, online shopping and professional training. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Color photo printing	$-	$347	$1	$3,580
Online shopping	-	-	-	-
Professional training	861,061	-	887,985	-
Total revenues	$861,061	$347	$887,986	$3,580

Gross profit (loss)
Color photo printing	$(1)	$(3,862)	$(477)	$(22,528)
Online shopping	-	-	-	-
Professional training	354,839	-	367,291	-
Total gross profit ( loss)	$354,838	$(3,862)	$366,814	$(22,528)

Net income (loss) from operations
Color photo printing	$(88,203)	$(174,782)	$(185,169)	$(411,048)
Online shopping	-	-	(37,029)	-
Professional training	90,669	-	92,037	-
Total income (loss) from operations	$2,466	$(174,782)	$(130,161)	$(411,048)
Unallocated amounts relating to corporate operations:

Consultancy fee	-	-	(900,000)	-
Legal and professional fees	(93,622)	-	(99,822)	-
Others	(53,637)	(12,745)	(58,901)	(26,148)
Net loss before income tax	$(144,793)	$(187,527)	$(1,188,884)	$(437,196)

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$462,594	$499,687
Online shopping	123	1,334
Professional training	2,894,473	-
Unallocated	97,034	-
Discontinued operation	-	927,089
	$3,454,224	$1,428,110

NOTE 14 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company’s financial position and results of operations.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

F10

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the adoption of ASU 2010-22 to have a material impact on the Company’s financial position and results of operations.

NOTE 15 RECLASSIFICATIONS

Certain reclassifications have been made in prior period’s unaudited condensed consolidated financial statements to conform to the classifications used in the current period.

NOTE 16 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,498,840 at September 30, 2010. The Company’s total current liabilities exceed its total current assets by $505,079. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F11

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operations is intended to help the reader understand our operations and our present business environment. The following discussion of our plans, results of operations and financial condition as at and for the three and nine month periods ended September 30, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine month periods ended September 30, 2010 included in this quarterly report.

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

Overview

We conduct business in North America under the name of Northport Network Systems, Inc. We own a Chinese company, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), that operates three separate businesses- (1) Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd. (“Lu Zheng”). In June 2010, Northport’s China subsidiary acquired a 65% equity interest in Lu Zheng, an online education business with corporate offices located in the Beijing North Star Times Tower. Currently the business has a total staff of 51 of which 20 are part time instructors. The company operates its own training facilities in the Beijing area and a franchise network of 198 separate locations throughout most of the provinces of China. The business operates under a trade name of Baocheng Education and allows enrolled students to attend video conferencing and online support facilities: (2) during 2009, we commenced development of an e-commerce website known as UrMart.net which we intend to launch in the fourth quarter 2010 and generate revenues from sales made through the site. The website UrMart.net is still at its trial stage, and there was no revenue derived therefrom during this quarter. UrMart is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform to be located on the website platform.; and (3) the Company has developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”, and which business is still undergoing development work prior to being ready to be commercialized in China. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee.

During the first quarter of 2010, Dalian Beigang owned a 51% equity interest in Shenyang Ling Xiao Aviation Service Company Limited, (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang and which were planned to use a terminal version of the Colorstar platform in their travel booking locations. On May 14, 2010, Dalian Beigang entered into a definitive agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture was April 1, 2010.

As at September 30, 2010, the returned Ling Xiao shares had not yet been received by our transfer agent and so the outstanding number of shares is shown as 34, 000,012.

On June 15, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China, with Honglin Qian, a Chinese citizen and a relative of a company director,, to acquire a 100% equity interest in certain medical patents registered in China, (“the technology assets”)

The Parties intend to establish a new corporation to be located in Dalian, China which will have as its business purpose. to develop and then commercialize in China and elsewhere, the formulations, of which the first such product will be designed to determine the presence or not of the chemical formula commonly called melamine in food products. The new corporation will be called Dalian Beigang Biotech Inc.

Honglin Qian will own a 10% equity interest and Dalian Beigang will own a 90% equity interest in Dalian Beigang Biotech Inc.

Consideration for the 100% equity interest in the technology assets to be paid to Honglin Qian was 1,000,000 shares of common stock of Northport Network Systems Inc. and its share price on the date of the agreement was $0.90 US per share. To date, the new business has not yet been launched.

On June 18, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China with Yu Jianhua, a Chinese citizen and a director of the Company, to acquire a 35% equity interest in Riyueming Hotels Co., Ltd. (“ Riyueming”), an existing group of business budget hotels headquartered in Dalian, China.

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

On June 18, 2010, Dalian Beigang entered into an equity agreement in accordance with Company Law of the People's Republic of China with Jia Yi, Wu Peng and Yuan Huixiong in regards to Dalian Beigang acquiring a 65% equity interest in Beijing XinLvZhengBaoCheng Education Technology Co. Ltd. (“Lu Zheng”), an existing education business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares in the Company at a fair value of $4,500,000 which were issued as follows: 1.2 million shares of common stock of Northport network Systems Inc to Jia Yi; 0.9 million shares to Wu Peng; and 0.9 million shares to Yuan Huixiong.

Jia Yi will continue to hold 14% of Lu Zheng’s equity interest; Wu Peng will hold 10.5% of Lu Zheng’s equity interest; and Yuan Huixiong will hold 10.5% of Lu Zheng’s equity interest;

The consideration amount of 3,000,000 shares is based upon Lu Zheng’s annual net average profit for the next 3 years being not less than RMB10.245 million Yuan, and the 3 years total net profit being not less than US $4.5 million (exchange rate between USD and RMB 1:6.83). The consideration of three million shares of Northport Network Systems Inc is based on the calculation of US $1.50 per share. Northport Network Systems Inc. share price on the date of the agreements was $0.90 US per share.

The Lu Zheng education business operations are located in office facilities in Beijing.

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

Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 34,200,012 shares have been issued and outstanding, fully paid and non-assessable as of September 30, 2010. (A total of 4,000,000 shares of common stock were approved to be issued during the quarter but were not yet issued as at September 30, 2010. In addition, 2,500,000 shares of the Company were cancelled during the quarter but had not as yet been returned to the transfer agent as at September 30, 2010).We also have 100,000,000 preferred shares authorized at a par value of $0.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Exchange conversion rates used for the financial statements and in the body of this report are US$1= RMB 6.8164. for Balance Sheet items, except for share capital, additional paid-in capital and retained earnings, as of period end. For items related to the statements of operations and cash flows for the period, a conversion rate of US$1= RMB 6.8164 was used. Comparable 2009 figures were converted at rates already disclosed in prior filings.

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

On October 9, 2009, the Company acquired a 51% equity interest of Ling Xiao for 2,700,000 shares of common stock of the Company at a fair value of $3,240,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times of the estimated Ling Xiao’s net earnings for the year ended March 31, 2009 and additional treasury shares will be issued if the actual net earnings are in excess of the net earnings projected in the formula. The unaudited financial statements of Ling Xiao as of March 31, 2009 showed that the net earnings was below the projected net earnings and, therefore, the management considered no additional contingent purchase consideration was to be paid.

On May 14, 2010, Dalian Beigang entered into a definitive agreement signed on May 11, 2010 with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. Pursuant to the agreement, the effective date of the divestiture is April 1, 2010.

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

The preliminary allocation of the net assets acquired was as follows:

Cash and cash equivalents	$104,881
Other receivables and deposits	138,574
Total current assets	243,455
Property and equipment, net	12,944
Goodwill	2,610,833
Total assets	2,867,232
Less: Accrued liabilities	(109,049)
Other taxes payable	(10,170)
Noncontrolling interests	(48,013)
Total purchase price	$2,700,000

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$-
Less: cash and cash equivalents acquired	104,881
Net cash inflow	$104,881

The acquisition of Lu Zheng was accounted for as a purchase under ASC Topic 805, Business Combinations. Accordingly, the operating results of Lu Zheng have been included in the consolidated statements of operation and comprehensive loss after the effective date of the acquisition of June 18, 2010.

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2010, assuming the acquisition of Lu Zheng had occurred and was completed at the beginning of 2010.

Revenues	$1,113,789
Net income	$17,652
Net loss per share - basic and diluted	$0.00

Facilities

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone number used at the location is 206-652-3451 and the facsimile number is 206-652-3205. The lease is a month-to month arrangement with the option to increase space as needs require. The current monthly rent is $225.

The Company leases office spaces from certain third parties under 6 operating leases which expire on November 26, 2010, November 29, 2010, August 1, 2011, March 14, 2011, August 14, 2012 and July 19, 2013 at monthly rentals of $249, $249, $493, $328, $177 and $4,450 respectively.

As of September 30, 2010, the Company has outstanding commitments of with respect to the above operating lease, which is due as follows:

2011	$63,197
2012	55,257
2013	42,723
$161,177

.China Operations

(A) Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd.

In June 2010, Dalian Beigang acquired a 65% equity interest in Beijing XinLv Zheng Bao Cheng Education Technology Co. Ltd. (“Lu Zheng”), an online and in-class professional education business with corporate offices located in the Beijing North Star Times Tower in Beijing city. Lu Zheng currently has a total staff of 51 of which 20 are part time instructors. The company operates its own training facilities in the Beijing area and operates a franchise network of 198 separate locations throughout China. The business operates under a trade name of Baocheng Education and allows enrolled students to attend video conferencing and online support facilities

Lu Zheng’s September 30, 2010 student enrolment is some 8,000 students. Annual fees paid by students are dependent upon which of the company's 57 courses are taken, and can vary between 3000 and 18,000 Yuan per student.

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

(B ) UrMart.Net

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

The site is now operational and promotion and advertising of the site will begin in fourth quarter 2010. No formal suppliers or agents have yet been registered since the system is still in beta-test phase. Over 1000 supplier inventories are expected to be listed in the site by fourth quarter 2010.

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

Commencing during 2009, we began development of an e-commerce website known as UrMart.net which we intend to launch in second quarter 2010 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage during the quarter, and the revenue derived there from was insignificant.. UrMart will be an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform to be located at www.urmart.net.

( C ) Graphic Printing Technology-Colorstar

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo- this allowing for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the three month periods ended September 30, 2009 and 2010, and such expenditures amounted to $24,093 and $5,720, respectively.

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

Over the past two years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model had been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc and two units were in operation as at September 30, 2010.

An enhanced “modular” version of the kiosk design is near completion but commercial production awaits availability of funding to cover manufacturing costs.

The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design also proved unsuccessful due to manufacturing costs. The fifth version, based upon a modular design, is near completion. We expect commercial re-launch in China in 2011.

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

(D ) Ling Xiao Aviation (We ceased equity interest in Ling Xiao as of April 1, 2010)

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

(E) Dalian Beigang Biotech Inc.

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

Employees and Staffing

We had 104 full and part time employees as of September 30, 2010. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good. The Company currently operates with a staff of 52 in Dalian. The Education subsidiary operates with 51 staff located in Beijing. One director operates from North American offices located in Seattle, Washington.

All of our management personnel have university degrees. Customer support personnel require a junior college or technical college degree. Software engineers require a minimum of a computer science degree.

The 104 current, full and part-time staff members are employed as follows:

Management	10
Accounting	6
Education Marketing	21
URMart Marketing	29
Customer Service	2
Administration	7
Software and Web Design/R and D	8
Education part-time teachers	20

North American Seattle Office	1

Total	104

Results of Operations

SELECTED FINANCIAL INFORMATION

The Company has a diversified base of customers. No individual customer contributed to more than 10% of total revenues for the three and nine months ended September 30, 2010. No individual customer accounted for more than 10% of accounts receivable as of September 30, 2010.

The Company operates in three reportable segments: color photo printing, online shopping and professional training. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Color photo printing	$-	$347	$1	$3,580
Online shopping	-	-	-	-
Professional training	861,061	-	887,985	-
Total revenues	$861,061	$347	$887,986	$3,580

Gross profit (loss)
Color photo printing	$(1)	$(3,862)	$(477)	$(22,528)
Online shopping	-	-	-	-
Professional training	354,839	-	367,291	-
Total gross profit ( loss)	$354,838	$(3,862)	$366,814	$(22,528)

Net income (loss) from operations
Color photo printing	$(88,203)	$(174,782)	$(185,169)	$(411,048)
Online shopping	-	-	(37,029)	-
Professional training	90,669	-	92,037	-
Total income (loss) from operations	$2,466	$(174,782)	$(130,161)	$(411,048)
Unallocated amounts relating to
corporate operations:

Consultancy fee	-	-	(900,000)	-
Legal and professional fees	(93,622)	-	(99,822)	-
Others	(53,637)	(12,745)	(58,901)	(26,148)
Net loss before income tax	$(144,793)	$(187,527)	$(1,188,884)	$(437,196)

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30,	December 31,
	2010	2009
Identifiable assets	(Unaudited)
Color photo printing	$462,594	$499,687
Online shopping	123	1,334
Professional training	2,894,473	-
Unallocated	97,034	-
Discontinued operation	-	927,089
	$3,454,224	$1,428,110

Revenues

Revenues generated by the Company are treated as follows:

-Color photo printing services

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

Franchise agents act as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $0, $347, $1, and $3,580 for the three and nine months ended September 30, 2010 and 2009 respectively.

-Professional training

The Company provides professional training programs and services to students taking legal services, construction inspections and nursing examinations through the classroom and online training programs. Students can enroll at the Company’s training facilities in Beijing and Guangzhou and franchisee network located throughout China or enroll for online courses. Tuition fees are generally paid in advance and are recognized when earned, ratably over the service period on a straight line basis, net of business taxes and related surcharges.

The Company also sells reference materials to students and revenue is recognized upon delivery of the reference materials to the students over the subscription period the classroom or online course is available.

Revenues For the Three Month Period Ended September 30, 2010

Revenues from Colorstar installations take the form of a revenue charge to users of the kiosks, and such revenues are typically split between the Company and the retail location on an 85/15 basis. As of September 30, 2010, there were a total of 2 Colorstar kiosks in operation and Colorstar related revenues during the three month period were nil as compared to revenues of $347 during the similar period in 2009.

The education division had revenues of $861,061 during the quarter and there are no prior period comparables since the acquisition occurred in June 2010.

On line shopping revenues were nil since beta tests continued during the quarter and commercial launch, which has been delayed for some time, is now scheduled in fourth quarter 2010.

Revenues For the Nine Month Period ended September 30, 2010

Colorstar related revenues during the nine month period were $1 as compared to Colorstar revenues of $3,580 during the similar nine month period in 2009.

The education division had revenues of $887,985 during the current nine month period and there are no prior period comparables since the acquisition occurred in June 2010.

On line shopping revenues were nil since beta tests continued during the nine month period and commercial launch, which has been delayed for some time, is now scheduled in fourth quarter 2010.

Discontinued Operations

On April 1, 2010, Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao in which the 49% stockholder returned to the Company 2,500,000 shares of common stock of the Company for nominal consideration. The agreement was finalized on May 11, 2010 and pursuant to the agreement, the effective date of the divestiture was April 1, 2010. The Company does not have any continuing involvement in the operations of Ling Xiao after the divestiture. The operating results of Ling Xiao for the nine months ended September 30, 2010 are classified as discontinued operations, and prior period’s operating results have been reclassified to discontinued operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$178,818	$234,543	$919,118
Cost of sales	-	(105,336)	(121,966)	(472,633)
Gross profit	-	73,482	112,577	446,485
Operating expenses	-	(96,054)	(80,697)	(251,155)
Income from discontinued operations	-	(22,572)	31,880	195,330
Other expenses, net	-	26,256	(8,314)	(47,915)
Net income from discontinued operations	-	3,684	23,566	147,415
Less: net income attributable to noncontrolling interests	-	6,144	(11,548)	(72,233)
	$-	$9,828	$12,018	$75,182

The assets and liabilities of discontinued operations as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$-	$748,247
Property and equipment, net	-	178,842
Total assets related to discontinued operations	$-	$927,089

Liabilities
Current liabilities	$-	$630,059
Noncontrolling interest in discontinued operations	-	144,308
Total liabilities related to discontinued operations	$-	$774,367

Net cash flow of the discontinued operations from the categories of investing and financing activities was not significant for the nine months ended September 30, 2010 and 2009.

The detailed information on the loss on disposal of Ling Xiao is as follows:

Cash and cash equivalents	$237,053
Fixed assets, net	131,046
Prepaid expenses and other current assets	653,274
Other payables	(700,732)
Noncontrolling interests	(155,876)
Book value of net assets disposal	164,765
Less: Consideration for disposition	(1,375,000)
Gain on disposal of discontinued operations	$(1,210,235)

The detailed information on net cash outflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$-
Less: cash and cash equivalent disposed	(237,053)
Net cash outflow	$(237,053)

Results of the Three Month Period Ended September 30, 2010

Total revenues for the quarter ended September 30, 2010, were $861,061 as compared to $347 in the similar period in 2009. Gross profit for the period was $354,838 and the loss from operations was $93,283. The overall net loss for the quarter was $144,793.The gross profit for the similar period in 2009 was a loss of $3,862 and loss from operations for that period was $181,480. The overall net loss for the 2009 comparable period was $193,924.

Cost of sales of the Colorstar operations were $1 and Lu Zheng cost of sales was $506,222 with no prior period comparable.

Selling, general and administrative expenses were $338,190 for the quarter ended September 30, 2010 as compared to $135,567 in the comparable 2009 period. A total of $5,720 was expended on research on Colorstar and the UrMart website design and setup during the period, as compared to research expenses in the comparable 2009 period of $24,093. Depreciation expense during the period was $4,390 compared to $3,838 during the 2009 comparable period. Consultancy fees during the quarter totalled $99,822 as compared to $14,120 in the comparable 2009 period.

Results of the Nine Month Period Ended September 30, 2010

Total revenues for the nine month period ended September 30, 2010, were $887,985 as compared to $3,580 in the similar period in 2009. Gross profit for the period was $366,814 and the loss from operations was $1,133,615. The overall net income for the period was $33,369, directly as a result of a gain on the sale of subsidiary Ling Xiao during the period of $1,210,235 and partially offset by a one-time consultancy fee of $900,000. The $900,000 fee was the value of the common stock issued to Honglin Qian for certain patent acquisitions undertaken during the six month period and the Company’s Common stock price at the agreement date was $.90 per share. The gross loss for the similar period in 2009 was $22,528 and loss from operations for that period was $425,527. The overall net loss for the 2009 comparable period was $378,239.

Cost of sales of the Colorstar operations were $478 and this is compared to $26,108 incurred in the comparable 2009 period. Lu Zheng cost of sales was $520,694 with no prior period comparable.

Selling, general and administrative expenses were $457,721 for the period ended September 30, 2010 as compared to $304,191 in the comparable 2009 period. A total of $31,375 was expended on research on Colorstar and the UrMart website design and setup during the period, as compared to research expenses in the comparable 2009 period of $73,981. Depreciation expense during the quarter was $11,511 compared to $10,707 during the 2009 comparable period. Consultancy fees during the period totalled $999,822 as compared to $14,120 in the 2009 comparable period. The 2010 fees included a one-time consultancy fee of $900,000 which was the value of the common shares issued to Honglin Qian for certain patent acquisitions undertaken during the six month period and the company’s common share price at the agreement date was $.90 per share.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, our cash and cash equivalents increased by $280,349 to $310,183. Significant items affecting our net cash position were the gain on sale of the Ling Xiao subsidiary of $1,210,235, the valuation of shares issued in consideration of services for $900,000, changes in discontinued operations for $216,250 and a decrease in payables and accrued expenses in the amount of $37,726. As at September 30, 2010, our cash resources were such that we had a negative working capital position of $505,079.

As of September 30, 2010, a stockholder loaned $69,658 to the Company as an unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

Total imputed interest expenses recorded as additional paid-in capital amounted to $2,905, $3,298, $8,360and $8,702 for the three and nine months ended September 30, 2010 and 2009 respectively.

On June 15, 2010, Dalian Beigang has entered into an equity agreement with a party related to the previous CEO and now CFO of the Company to form a joint venture to develop and then commercialize in China and elsewhere, proprietary bio-medical formulations to prepare products for determining the presence or otherwise of the chemical formula commonly known as melamine in food products. The joint venture is in the process of formation. The Company will issue 1,000,000 shares of common stock to the related party at a fair value of $900,000 based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the agreement as an incentive. The Company recognized this expense in the nine months ended September 30, 2010 in accordance with the terms of the equity agreement.

On September 27, 2010, the Company entered into two subscription agreements with two investors for the issue of 60,000 shares of common stock at $1 per share for cash. The total subscription amount of $60,000 was received.

During the period, the Company has an amount due of $29,375 from related companies which are owned by a related party of one of the directors of the Company. The amount was advanced by Lu Zheng to the related party prior to the acquisition by the Company and was fully repaid in July 2010.

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $5,498,840 at September 30, 2010 and the total current liabilities exceed its total current assets by $505,079.  These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company’s financial position and results of operations.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the adoption of ASU 2010-22 to have a material impact on the Company’s financial position and results of operations.

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

Internal Control Over Financial Reporting

During the quarter ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. During this period, we began implementing changes and it is our intention to have resolved all procedural concerns during the fourth quarter. However, during this period ended September 30, 2010 through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct. In addition, during the prior quarter period, the Company entered into an agreement to dispose of its 51% equity interest in Ling Xiao with effect as at April 1, 2010. A form 8-K in this regard was filed on May 17, 2010. This subsidiary was the source of the majority of our procedural concerns.

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

Item 2.      Unregistered Sales of Equity Security and Use of Proceeds

On September 27, 2010, the Company entered into two subscription agreements with two investors for the issue of 60,000 shares of common stock at $1 per share for cash. The total subscription amount of $60,000 was received.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

On September 24, 2010, the Company held its annual shareholder meeting in Seattle, Washington .

A total of 17,987,120 shares were voted by proxy or were represented in person at the meeting. Of the total issued shares of 34,200,012 ,the voted shares represented a total of 52.9 % of the issued shares of the Company.

The matters voted upon by the shareholders were the following:

1. Election of Directors-

Name	Shares voted in favour	Shares voted against

Zhao Yan	17,987,120	0
Zhongbo Jia	17,987,120	0
Dr. Jim H. Qian	17,987,120	0
Yu Jinghua	17,987,120	0
Roc Mou	0	17,987,120
Xiao Liang Jia (nominated from the floor)	17,987,120	0

Therefore Zhao Yan, Zhingbo Jia, Dr. Jim H. Qian and Yu Jinghua were re-appointed as directors of the Company for a further one year period. Xiao Liang Jia was elected as a new director.

2. Appointment of Baker Tilly Hong Kong as the Company’s auditor for the year ended December 31, 2010.

Shares voted in favour- 17,987,120
Shares voted against- 0

The item was passed and approved by the shareholders.

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

Form 8-K Filed on August 6, 2010

On August 5, 2010, the Board of Directors unanimously approved a resolution to accept the resignations of Xiao Jun as Chief Technology Officer and a director; James Wang as a director, Chief Financial Officer, corporate secretary and corporate treasurer; and Dr. Jim H. Qian as Chief Executive Officer. Mr Roc Mou was appointed as Chief Executive Officer of the Company effective immediately. Dr. Jim H. Qian has been appointed as the new CFO, corporate secretary and corporate treasurer of the Company, also effective August 5, 2010.

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

Form 8-K filed on September 29, 2010

On September 24, 2010, the Company held its annual shareholder meeting in Seattle, Washington at which the following directors were re-appointed to the Board of Directors; Zhao Yan, Zhong Bo Jia, Dr. Jim H. Qian and Yu Jianhua. In addition a nominee who was nominated at the meeting, Xiao Liang Jia, was also elected.

Xiao Liang Jia is currently CEO of Dalian Beigang, a wholly owned subsidiary of Northport Network Systems Inc. He attended the University of Queensland, in Melbourne, Australia, where he majored in Computer Information Management and Engineering. Since 2002, Xiao Liang Jia has worked in a variety of positions in Dalian Beigang including Investment Banking Department Manager and Finance Department Manager until his appointment as CEO in early 2010.

At a Board of Directors meeting of the new directors held on September 25, 2010, a resolution was approved to appoint Zhao Yan as the Company’s new Chief Executive Officer, effective September 25, 2010. Zhao Yan was formerly president of the Company and continues as president as well as CEO.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Zhao Yan

Zhao Yan
Chief Executive Officer and a director
Date: November 22, 2010

Per:	/s/ Jim H. Qian

Jim H. Qian
Chief Financial Officer and a director
Date: November 22, 2010