Form 10-K
period 2010-12-31
Northport Network Systems, Inc.
filed 2011-04-15
CIK 1374976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act.:  Common Stock, $0.001 par value

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

Exchange Act).  Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $270,625. This calculation is based upon the average of the bid price of $0.01 and asked price of $0.04 of the common stock on June 30, 2010.

The number of shares of our common stock outstanding as of March 31, 2011 was: 31,700,012.

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

REFERENCES

Unless the context indicates otherwise, as used in this annual report: (i) the terms “we”, “us”, “our”, “ Northport Network”, “Northport” and the “Company” mean Northport Network Systems, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

Northport Network Systems, Inc. conducts business in China through a Wholly Owned Foreign Enterprise (“WOFE”) subsidiary, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), which developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”. We entered into an agreement dated June 23, 2005, to acquire 100% of Dalian Beigang and obtained Chinese government approval of the WOFE business license on May 17, 2006. We have installed a limited number of test units in commercial locations in Dalian, PRC during the past four years. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.

In addition, during 2010 we commenced development of an e-commerce website known as UrMart.net which we intend to test launch as early as in the summer of 2012 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage at the end of 2010. UrMart is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.

During 2010, we discontinued operations of our Tenet, tax filing software division as a result of changes to the China National Tax Bureau filing access procedures. In May 2010, we divested our 51% equity interest in Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang.

The Company maintains its primary office in North America at #4200, 601 Union Street, Seattle, Washington, 98101. The telephone numbers used at the location are 206-508-3689, 206-652-3451 and the facsimile number is 206-652-3205.

The Company’s Dalian Colorstar business operates from an office facility located at Suite #512, A. No. 1 Huoju Road, Qixianlinq Industrial Base – High-Tech Zone in Dalian, China.

Corporate History

We were originally incorporated in Colorado on July 25, 2000 as dotcom.netmgmt.com Inc. The original planned business was an Internet website designed to assist small business owners. From formation until 2004, we engaged in no significant operations other than organizational activities. We received no revenues during this period.

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

The Chinese government approved the business license for the WOFE on May 17, 2006, at which time the acquisition closed. We issued a total of 1,500,000 shares of our common stock as the purchase price for the acquisition. Subsequently on January 10, 2008, 1,000,000 common shares were authorized to be issued to Xiao Jun, an employee of the Company and the original developer of the Company’s Colorstar digital photo technology, as an employment incentive. We registered certain of our shares by way of a Form SB-2 filing which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 13, 2007.

On October 9, 2008, at our annual shareholders meeting, our shareholders, among other acts, approved: (i) a plan of merger for the reincorporation of the Company from the State of Colorado to the State of Washington, (ii) the change of the name of the Company to Northport Network Systems, Inc., and (iii) the authorization of 100,000,000 shares of preferred stock with a par value of $0.001.

Our authorized capital stock now consists of 100,000,000 shares of common stock, $0.001 par value per share, of which 31,700,012 shares have been issued and outstanding, fully paid and non-assessable as of December 31, 2010. We also have 100,000,000 preferred shares authorized at a par value of $.001 of which none are currently issued. There are no outstanding options, warrants or calls pursuant to which any person has the right to purchase any of our authorized and unissued common or other securities.

Throughout this Form 10-K report, we have used an exchange rate of $1.00 US = 6.56 Rmb (Chinese yuan) based on March 25, 2011 exchange rate obtained from http://www.xe.com for all conversions except those taken directly from our audited financial statements which may vary marginally from this rate. The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, and significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Dalian Beigang is duly organized, validly existing and in good standing under the laws of the People’s Republic of China. The original business enterprise was incorporated in the PRC on June 20, 1997. The original business license issued to Dalian Beigang ended on June 19, 2007 and has been renewed until June 8, 2026. In accordance with the Chinese Articles of Association, the registered capital of Dalian Beigang at the date of incorporation of June 20, 1997, was $182,926 (RMB 1,200,000) which was fully paid on June 19, 1997, in cash by the stockholders. On October 24, 2007, the registered capital of Dalian Beigang was increased from $182,926 (Rmb1.2 million) to $335,365 (Rmb220 million) to allow for new investment of foreign capital either in the form of equity or debt. According to the amended Articles of Association, and as at December 31, 2007, Dalian Beigang was required to fulfill a total registered capital contribution of $30 million of which $10 million was payable on or before April 16, 2008 subject to extension allowances. The remaining balance is payable on or before January 16, 2010. The Company was unable to fully pay the increased capital portion during 2008 and as a result, the registered capital of Dalian Beigang remains the actual capital contribution to date of $182,926.

On October 9, 2008, Dalian Beigang entered into a definitive agreement with the stockholders of Ling Xiao to acquire a 51% equity interest of Ling Xiao for 2,700,000 shares of our common stock at a fair value of $3,240,000. The amount was based on the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. The stockholders of Ling Xiao did not have any prior affiliation with the Company. According to the terms of the definitive agreement, the consideration amount is determined on the basis of a formula of 51% of 5 times the planned Ling Xiao net earnings for the year ended March 31, 2009. After completion of the review of the Ling Xiao’s operation and the audited financial statements for the year ended March 31, 2009, additional treasury shares of the Company were to be issued if the net earnings is in excess of the net earning as projected in the formula estimate of 2,700,000 shares. Upon review, no such additional shares were issued. In May 2010, we divested our 51% equity interest in Ling Xiao.

On August 11, 2009, the Company entered into a Subscription Agreement with a subscriber relating to the issuance of 3,000,000 shares of common stock of the Company to the subscriber in two tranches at a price of $0.75 per share for a total purchase price of $2,250,000.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $1,065,383 to the Company. The remaining balance of $59,617 was recorded as related party receivable as of December 31, 2010.

On June 18, 2010, Dalian Beigang entered into an equity agreement with Jianhua Yu, a Chinese citizen and a director of the Company, to acquire a 35% equity interest in Riyueming Hotels Co., Ltd. (“ Riyueming”), an existing group of business budget hotels headquartered in Dalian, China. The 35% interest in Riyueming is being acquired in exchange for 1,777,160 shares of Northport Network Systems Inc. valued at USD $2,665,740. However, the parties terminated the agreement effective August 5, 2010 and cancel the transaction in its entirety.

On June 18, 2010, Dalian Beigang entered into a definitive agreement with the stockholders of Beijing Xin Lu Zheng Bao Cheng Education Technology Co. Ltd. (“Lu Zheng”) to acquire 65% equity interest of Lu Zheng for 3,000,000 shares of common stock of the Company at a fair value of $2,700,000. Lu Zheng, with its principal place of business in Beijing, PRC, is engaged in professional training services, which became our principal business. As of the date of this filing, the Company is conducting due diligence on Lu Zheng and expects to complete the acquisition before end of 2011.

Principal Products and Services

Graphic Printing Technology - Colorstar

In mid 2005, management of Dalian Beigang was introduced to a digital photo processing technology being developed by a Beijing engineer. The project required funding and the Company’s management approved a decision to invest funds to develop the technology to a level where it could be commercially analyzed. Key aspects of the technology that differentiate it from other kiosk digital photo systems include silver halide print technology instead of thermal print processes, reduced print times and lower cost per processed photo which allows for lower price points. A trade name of Colorstar was registered with the China State Administration for Industry and Commerce in China as well as a Chinese patent applied for on the technology. Total expenditures on research and development undertaken by Dalian Beigang on this project were charged to general and administrative expenses for the years ended December 31, 2008, 2009 and 2010, and such expenditures amounted to $162,894, $0 and $0, respectively.

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

Over the past four years various test units were developed and installed in commercial locations in Dalian so as to generate consumer response and also to measure unit operating characteristics. Twelve units of the latest test model have been installed in various locations in and around Dalian since June 2007, including malls, hotels, telephone retail shops, etc. were in operation as at December 31, 2009. We have withdrew all test units as of December 31, 2010 due to high maintenance work related to low ink usage during the test period.

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

An enhanced “modular” version of the kiosk design is near completion but commercial production awaits availability of funding to cover manufacturing costs. The design and manufacture of the network and the self-help digital photo-developing printer are the most important components of the project, and various test machines were developed. The original model, although capable of operation, had no promotion value; a second model was unusable because of low output speed and long waiting times; and a third model machine realized all design functions but because of large volume requirements, high cost and questionable intellectual property rights, it was not suitable for commercial development. The fourth design also proved unsuccessful due to manufacturing costs. We are evaluating problems associated with the fourth design in order to finalize the fifth modular version.

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

We have two Colorstar test units located in Vancouver, Canada for analysis to determination of any and all issues that could affect performance and regulatory compliance if the units were to be introduced into the North American marketplace. Due to lack of funding, we presently have no plan to introduce Colorstar in North American marketplace.

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

Current Status of Colorstar Operations.

Currently, all operations of Colorstar are suspended. We are re-evaluating our digital photo processing technology business and considering ways to re-shape our technology and business model with view towards long term commercial success. However, we will require addition capital to re-shape our technology, and we can not provide assurances that we will be successful in our endeavors.

Other Business Activities

We took on two government oil contamination clean up projects in September 2010. These projects involve the use of biological cleaning methods to clean up oil spill in Jinzhou district in Dalian. One project involves the clean up of approximately 1.3 kilometers of seashore line or an area of 95,159.6 Square Meter and the other project involves the clean up of approximately 180 meters of seashore line or an area of 7,800 Square Meter. We expect to receive up to RMB7,340,000 or US$1,118,902 and RMB2,995,200 or US$456,585 for these two projects. On April 11, 2011, we received the first payments for both project for RMB RMB5,140,000 or US$783,537 and RMB1,790,000 or US$272,866. We anticipate receiving the remaining balance during second quarter of 2011. We do not plan to continue this business due to lack of capital resources. We plan to use the proceeds from these projects for repayment of loans from Yan Zhao and in our other planned business activities.

Our oil spill clean-up projects uses product manufactured by Oppenheimer Biotechnology Incorporated (OBI), which specializes in Bioremediation for over 20 years. The OBI Formula I and TerraZyme are OBI manufactured products with naturally occurring microorganisms that recycle simple, complex and chlorinated hydrocarbons into natural compounds. These naturally occurring hydrocarbon digesting microbes convert pollutants into environmentally beneficial products. The application of OBI products effectively cleaned up the oil spill along the seashore line with clear visual and actual results. The Oppenheimer Formula has been listed on U.S. EPA National Contingency Plan Product Schedule since 1991.

Dalian Beigang Biotech

In June, 2010, Dalian Beigang acquired a series of Chinese patents focused on health diagnostic applications and products. The Company plans to establish a 90% owned subsidiary corporation, Dalian Beigang Biotech Inc., which will be located in Dalian, China. The company will develop, commercialize and popularize advanced In Vitro Diagnostic (IVD) kits/devices to improve health of human beings. Its primarily business is to design, develop, patent and market home-applicable diagnostic test papers and portable diagnostic devices related to human cardiovascular diseases. The company plans to initially develop up to 4 IVD products. The company needs to raise approximately $2,000,000 additional capital in order to begin the product development.

Online Education Services  (Acquisition to be completed upon completion of due diligence)

On June 18, 2010, a wholly owned subsidiary of Northport entered into an equity agreement in accordance with Company Law of the People's Republic of China with Jia Yi, Wu Peng and Yuan Huixiong in regards to Northport Dalian acquiring a 65% equity interest in Beijing XinLu Zheng Bao Cheng Education Technology Co. Ltd. (“Beijing Bao Cheng”), an existing education business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares in the Company being issued as follows: 1.2 million treasury shares to Jia Yi;  0.9 million treasury shares to Wu Peng; and 0.9 million treasury shares to Yuan Huixiong, the shareholders of Beijing Bao Cheng.

Beijing Bao Cheng was incorporated in the People’s Republic of China (“PRC”) on December 21, 2009. Beijing Bao Cheng is engaged in professional training services. The Company provides professional training programs and services to students taking legal services, construction inspections and nursing examinations through the classroom and online training programs. Students can enroll at the Company’s training facilities in Beijing and Guangzhou and franchisee network located throughout China or enroll for online courses. Tuition fees are generally paid in advance and are recognized when earned, ratably over the service period on a straight line basis, net of business taxes and related surcharges. The Company also sells reference materials to students and revenue is recognized upon delivery of the reference materials to the students over the subscription period the classroom or online course is available.

As of the date of this filing, the Company is conducting due diligence on Beijing Bao Cheng and expects to complete the acquisition before end of 2011.

Tenet tax filing software (Now discontinued)

In June 2009, we discontinued operations of our Tenet tax reporting and payment system due to a number of competitive factors. The “Tenet” system was an intranet based online tax filing and payment transfer system, which had been approved by the National Tax Bureau. Only those business users having an agreement for Tenet use with Dalian Beigang can access that system. Revenue flows from subscription agreements with commercial taxpayers.

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

Ling Xiao Airline Booking Operations (Now discontinued)

On October 9, 2009, the Company and Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”), in which the Company issued 2,700,000 shares of common stock at a fair market value of $3,240,000 to acquire 51% equity interest of Ling Xiao’s net assets of $125,062. Ling Xiao was principally engaged in the air-ticketing agency business. Ling Xiao was a leading retailer of air tickets in northeast China.

On April 1, 2010, we terminated our Ling Xiao travel related service business when we sold our ownership interest back to its former shareholders in exchange for the return of 2,500,000 shares of our common stock.

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

Employees and Staffing

We had 46 full-time employees as of December 31, 2010. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Prospective investors should carefully consider the risks described below, in conjunction with other information and our consolidated financial statements and related notes included elsewhere in this Form 10K. You should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries that you may be familiar with. Our business, financial condition and results of operations could be affected materially and adversely by any or all of these risks. Where financial results for our China operations are commented upon in US dollars, an exchange rate of $1.00 = 6.56 Renminbi (Yuan) has been used, except where numbers are directly taken from our audited financial statements.

Risk Factors Relating to the Company and its Businesses

We have yet to attain profitable operations and our accountants believe there is substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,273,030 at December 31, 2010.  The Company’s current liabilities also exceed its current assets by $371,646 and the Company used net cash in operations during the year ended December 31, 2010 of $553,202. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future operations. Management is taking steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue operations.

As of December 31, 2010 and 2009, the Company owed $933,098 and $251,312 respectively to a stockholder as unsecured loan. The Company recorded an imputed interest at 5% per annum on the amount due as of December 31, 2009. The balance is repayable on demand. Total imputed interest expenses recorded as additional paid-in capital amounted to $0 and $11,125 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, a related company owed $59,617 to the Company which arises during the normal course of business and is under the same terms as other customers.

Revenues for the year ended December 31, 2010, decreased dramatically to $214 from $755,678 during the previous fiscal year ended December 31, 2009.

The Company has an immediate need for capital. The Company is actively pursuing additional equity funding, bank financing for its planned Colorstar operations, potential merger or acquisition candidates and strategic partners; any of which would enhance stockholders’ investment. As yet, the Company has not finalized arrangements for such additional financing and there is no guarantee that such financing can be raised or that such financing will be available at terms acceptable to the Company. If the Company is unable to raise funds in the near terms, its operations may be curtailed, or the company may be required to seek bankruptcy protection.

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

We sustained net losses in the periods prior to, and including fiscal year 2010. We cannot assure you that we can attain profitability or avoid net losses in the future. We expect that our operating expenses will increase and the degree of increase in these expenses will be largely based on anticipated organizational growth and revenue trends. As a result, any decrease or delay in generating additional sales volume and revenue could result in substantial operating losses.

If we are unable to attract, train and retain key individuals and highly skilled employees, our business may be adversely affected.

If our business continues to expand, we will need to hire additional employees, including management personnel to maintain and expand our networks, information technology and engineering personnel to maintain and expand our websites, customer service centers and systems, and customer service representatives to serve an increasing number of customers for Colorstar and other planned operations in China and in North America. If we are unable to identify, attract, hire, train and retain sufficient employees in these areas, users of our websites and Colorstar equipment may have negative experiences and turn to our competitors, which could adversely affect our business and results of operations.

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

?

obtain new customers at reasonable cost, retain existing customers, encourage repeat purchases or convert visitors to our websites into customers;

?

increase awareness of our Colorstar brand sand continue to build user loyalty;

?

adequately and efficiently operate, upgrade and develop our platform systems that we use to develop additional applications for the technology;

?

maintain adequate control of our expenses;

?

attract and retain qualified personnel;

?

respond to technological changes; and

?

respond to competitive market conditions.

If we are unsuccessful in addressing any of these risks, our business could be materially and adversely affected.

The requirement for additional financing will affect future profitability and cause significant dilution.

We continue to experience cash shortages from ongoing development of the Colorstar technology. We will require additional cash infusions to finance the expected growth of our Colorstar business, including purchases of inventory and computer equipment. The Company anticipates raising minimum funding of $500,000 over the next 12 months through the new issuance of stock. Failure to generate such funding will have a direct effect on our expansion plans, cash flows and profitability of China operations and ultimately on our operations.

As at December 31, 2010 the corporate cash resources were such that we had a negative working capital position of $371,646. We estimate that cash flows from ongoing shareholder loans will be sufficient to allow continuing operations for the next twelve months. Any equity based investment in the Company will likely create substantial dilution to existing shareholders.

The Company may pay consultants and employees in stock as consideration for their services which may result in stockholder dilution.

Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash. Payments for services or other amounts due in equity may materially and adversely affect the Company’s stockholders by diluting the value of outstanding shares of our common stock.

Directors and officers are non-residents of the United States and could be beyond reach in the event of litigation.

Because four of our directors and officers reside outside of the United States, it may be difficult for shareholders to enforce your rights against them or enforce U.S. court judgments against them in the PRC or Canada. Our current operations are conducted in China. In addition, four of our directors and officers are nationals of countries other than the United States. Zhao Yan, Zhong Bo Jia and Xiaoliang Jia are citizens and residents of the PRC. Dr. Jim Howell Qian is a resident of California. Jianhua Yu is a resident of Canada. Each director maintains his or her principal assets in their country of residence. As a result, it may be difficult for you to effect service of process within the United States upon those persons residing outside of the United States. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. In particular, our success is highly dependent upon the efforts of Chief Executive Officer, our Vice President, and our directors; the loss of whose services would have a material adverse effect on our success and development.

Only two of our Chinese directors, officers and employees including Mr. Zhong Bo Jia and Xiaoliang Jia have entered into employment agreements with the Company’s wholly owned Chinese subsidiary. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. None of the executives have key life insurance policies on their lives and the loss of any one of them could have a negative cash effect on our business.

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

?

Changes in laws, regulations or the interpretation thereof;

?

Confiscatory taxation;

?

Restrictions on currency conversion, imports or sources of supplies; or

?

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

We are a Washington corporation and subject to the laws of the United States. Our principal business is conducted through Dalian Beigang, a wholly-owned subsidiary that operates in China. We entered into an agreement dated June 23, 2005, to acquire 100% of Dalian Beigang. Our business is directly affected by political and economic conditions in China. Our business may be adversely affected by the diplomatic and political relationship between the U.S. and China. This relationship may adversely influence the Chinese government and public opinion of U.S. corporations conducting business in that country and may affect our ability to obtain or maintain regulatory approvals to operate in China.

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

China is still a developing nation and therefore the rules, regulations and practices are not necessarily as transparent as western investors may be used to. China has made significant changes to its legal and accounting rules and has recently allowed international accounting firms to audit domestic Chinese companies. Management is unaware of any additional current regulations, or any new regulations that are pending introduction, that are currently required by Dalian Beigang in respect to its business operations. Neither the Company nor Dalian Beigang has ever been found to be in violation of any PRC law or regulation.

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

We conduct our business primarily through our wholly-owned subsidiary incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated Chinese entities in China to honor their service agreements with us. Almost all of these agreements are governed by PRC law and disputes arising out of these agreements are expected to be decided by arbitration in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

We anticipate that our Colorstar sales and marketing efforts will result in agreements being entered into under which we will be required to provide Colorstar units for partner retail locations, Since we intend to maintain ownership of all Colorstar units at all times, we must fully finance all manufacturing, assembly and operating costs. Our current banking arrangements will not cover such needs. In the event we do not raising additional capital, then we will be forced to implement a program whereby we sell the Colorstar units for a fee and then charge an ongoing monthly fee to operate such units on behalf of the purchasers. Alternatively we would scale back proposed Colorstar operations which would have a negative effect on planned operations and on the financial health of the Company.

Our systems may experience operating difficulties as the number of Colorstar kiosks increases.

To date we have had a limited number of kiosk units test installed in the Dalian, China area. During the test period these units have been subject to constant and ongoing consumer usage for over eighteen months. The current model unit has not yet achieved the performance levels which we have set and we have concluded that the unit has not yet reached a commercial stage. However, once we start producing units in volume and we start subjecting our server units to increasing unit and transaction volumes, we could expect operational issues may develop that could seriously impact our financial performance and ability to enter into further agreements or franchise-type arrangements. Our historical expertise in developing the Tenet system, with its online security and access systems, makes us confident that we have the expertise to correct any issues that may arise from Colorstar unit operations.

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

In China, we expect that stand alone digital photo kiosks produced by other manufacturers will continue to be introduced into the marketplace. Management’s assessment of potential market demand is such that competition is inevitable and likely from significant players such as Kodak, Sony and others. Our plan is to aggressively approach the geographical markets that we have expertise in and to establish operating relationships with large partners, who have retail locations located in areas where we currently do not conduct business. Based on our market research to date, we believe that Colorstar units are more cost efficient and provide higher quality photo products that all other photo production units currently on the market. Hence, we believe that we will have a significant competitive advantage in our planned expansion in China. In North America, we are currently analyzing Colorstar units to confirm regulatory compliance and user acceptance in the United States and in Canada. Once that analysis is completed, we will then finalize our business plan for that market.

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

Our ability to compete effectively will depend on our success in protecting our proprietary technology, in China, in the United States and elsewhere. We have filed for patent protection in China and certain other countries to cover proprietary design aspects of our Colorstar products.

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

We currently have our common stock quoted on the Pink Sheets under the trading symbol NNWS. The trading market for our common stock has not yet developed to any significant level. We cannot provide our investors with any assurance that a significant public market will materialize for our common stock. Further, the Pink Sheets is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Risks of dilution in new stock issuance.

We intend to approach potential funders, investors and brokerage firms to assist in raising a minimum of $500,000 over the next 12 month period. Such investment, if available at all, will result in dilution of our existing shareholder’s holdings. Such dilution percentage could vary dependent upon our acceptance in the investment community as against other investment opportunities available. Given the share price of our common stock, dilution could be significant.   We are authorized to issue up to 100,000,000 preferred shares of which none are currently issued and also authorized to issue up to 100,000,000 common shares of which 31,700,012 are currently issued.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our North American executive office consists of approximately 100 square feet of temporary space and is located at Suite #4200, 601 Union Street, Seattle, Washington, USA 98101. The lease is a month-to month arrangement with the option to increase space as needs require. The annual rent is $2,700.

Our Dalian executive office consists of approximately 160 square meter of space and is located at Room 1804, Bainian Hui D7 Building, Huizhan Road, Shahekou District, Dalian, PRC 116023. The lease is for a period of two years expiring on July 19, 2012. The annual rent is approximately $22,866.

We also lease approximately 1,255 square meter of space and is located at 4th floor, DD-Hitech Building, No. 12 Liaohe Road East, Jinzhou New District, Dalian PRC 116600. The lease is for a period of three years expiring on July 19, 2013. The annual rent is approximately $54,527. We also lease approximately 100 square meter of space and is located at Suite #512, A. No. 1 Huoju Road, Qixianling Industry Base - High Tech Zone, Dalian, PRC 116001. The lease is for one year expiring on April 9, 2011. The annual rent is approximately $5,589.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol “NPCA” since January 2008 and changed to “NNWS” in November 2008. Since April 5, 2010, our common stock has traded on the Pink Sheet under the symbol “NNWS”. The following table sets forth the high and low bid price per share of our common stock for the quarters during 2010 and the recent quarter ended March 31, 2011. These over-the-counter and pink sheet market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
December 31, 2009	$0.30	$0.29
September 30, 2009	$0.40	$0.30
June 30, 2009	$1.20	$0.20
March 31, 2009	$1.20	$1.20

December 31, 2010	$0.02	$0.02
September 30, 2010	$1.00	$0.02
June 30, 2010	$1.00	$0.20
March 31, 2010	$0.55	$0.55

March 31, 2011	$0.02	$0.02

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

Holders of Common Stock

As of December 31, 2010, we had 253 shareholders of record for our common stock.

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

None.

Equity Compensation Plan Information

The Company currently has no equity compensation plan in place for its employees, consultants or directors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to achieve revenues and profits in 2011 as we anticipate re-launch of our Colorstar products, and (iii) our ability to raise funds for the re-launch of our Colorstar business, (iv) our ability to compete against other companies that have greater economic and human resources than we do; (v) our dependence on key personnel; (vi) our ability to attract and retain quality employees; (viii) our dependence on manufacturers and suppliers; and (ix) our ability to protect technology through patents; and (x) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2010.

Since inception of our Chinese subsidiary, we had been primarily engaged in the commercial tax filing software systems business, with operations located in Dalian city in Liaoning province in northeast China. Since 2005, we have also undertaken a research and development program of a proprietary digital photo processing technology, (“Colorstar”), which has now been commercialized in a kiosk format. The technology has been developed as a “platform”, thus allowing additional applications to be developed for the kiosk technology besides the photo processing use. Very preliminary revenues were generated beginning in 2007 and in 2008 and we anticipated a number of agreements with retail store partners to develop in 2009. We entered into an agreement on March 1, 2008 to supply and operate a total of 564 Colorstar kiosks in conjunction with China Netcom, a significant Chinese telecom company. This agreement has now lapsed and will not be renewed because of customer re-structuring of their business which will preclude arrangements such as we had originally entered into. As of December 31, 2010, we have suspended operations of our Colorstar business.

In October 2008, we acquired a 51% equity interest in a China based air line ticket booking business known as Ling Xiao. In April 2010, we terminated our air line ticket booking business.

Results of Operations-Fiscal Year Ended December 31, 2010 Compared to Fiscal year Ended December 31, 2009

During 2010, the Company operated its business exclusively through its Chinese subsidiary. Dalian Beigang has two businesses; one being the supply and operation of stand alone, digital photo processing kiosks in partnership with retail locations, either by way of license or franchise-type arrangements; and the second being an air ticket booking business known as Ling Xiao which has operations in the north eastern China cities of Shenyang and Dalian, and in which the Company has a 51% equity interest.

Up until June 2009, we continued operation of a non-revenue generating division known as Tenet- being a business of providing platforms to customers in Dalian China for electronic filing of federal tax returns and payment of taxes (Tenet). As described above, in late 2008, the China State Administration of Taxation installed a systematic black box on its website, designed to guarantee network safety for the system. As a result, Dalian Beigang was thereafter unable to upgrade its Tenet tax filing system. We negotiated with representatives of the Federal Administration of Taxation in the Dalian Office on how to deal with the problems that had risen as a result. Because we were unable to update the Tenet system for our subscribers and were unable to bill for services or access- we had no option but to discontinue Tenet operations as of June 2009. The assets employed in the provision of platform for electronic filing of tax returns, comprised mainly of computer equipment with a net book value of $851 at July 1, 2009 was transferred to other segments or written off in the fourth quarter of 2009

On October 9, 2009, the Company and Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”), in which the Company issued 2,700,000 shares of common stock at a fair market value of $3,240,000 to acquire 51% equity interest of Ling Xiao’s net assets of $125,062. Goodwill valued $3,114,938 was fully impaired for the year ended December 31, 2009. Ling Xiao was primarily engaged in air-ticketing agency services.

On April 1, 2010, the Company and Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao. For exchange, the 49% stockholder returned 2,500,000 shares of the Company’s common stock to the Company. The agreement was finalized on May 11, 2010. Pursuant to the agreement, the divestiture was effective on April 1, 2010. The value of the 200,000 shares common stock and the operation loss of Ling Xiao for the three months ended March 31, 2010 were classified as discontinued operation loss.

The following table is a summary of Ling Xiao’s financial position and result of operations as of and for the twelve months ended December 31, 2010:

Shenyang Ling Xiao Aviation Services Co., Ltd
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$ -
Current assets	$ -	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	-
		Operating Income	-
Liabilities

Current liabilities	-	Income tax	-
Non-current liabilities		Loss from discontinued
Total liabilities	-	operation, net of tax	(125,062)

Net Assets	$ -	Net Income	$ (125,062)

The following is a summary of the Company’s statement of operations for the year ended December 31, 2010 and 2009:

	2010	2009

Revenue	$ 214	$ 755,678
Cost of revenue	11	650,967
Gross profit	203	104,711

Selling expenses	53,631	-
General and administrative expenses	502,611	873,530
Goodwill impairment loss	-	3,114,938
Total operating expenses	556,242	3,988,468

Operating income	(556,039)	(3,883,757)

Other income	1,902	574
Interest income	233	1,208
Other expense	(2,869)	(3,707)
Interest expense	-	(11,125)
Total other income/(expenses)	(734)	(13,050)

Income (loss) from continued operation before income tax	(556,773)	(3,896,807)

Provisions for income tax/(tax benefit)	-	39,517

Net income (loss) from continued operation	(556,773)	(3,857,290)

Gain (loss) from discontinued operation, net of tax	(125,062)	(17,711)

Net income (loss)	$ (681,835)	$ (3,875,001)

Revenues/Sales

Revenues for the year ended December 31, 2010, were $214 compared with $755,678 for the comparable period in 2009. For the 2009 period, of the total amount of revenue, Ling Xiao generated $751,565 or 99% of total revenue. The majority of its revenues originated from air ticket bookings during the period. In April 2010, we divested our interest in the Ling Xiao business.

Cost of revenue for the year ended December 31, 2010, were $11 compared with $650,967 for the comparable period in 2009. The significant decrease in cost of revenue is due to divesture of Ling Xiao business. We also had a goodwill impairment loss of $3,114,938 during the 2009 attributable to the divestiture of our interest in the Ling Xiao business.

Operating Expenses.

We had selling expenses of $53,631 for the 2010 period. These expenses relate mainly to operating and travelling expenses related to the Colorstar business.

General and administrative expenses were $502,611 in 2010, as compared to $873,530 in 2009; a decrease of 42%. General and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The decrease during the 2010 is due principally to reduced headcount and related costs coincident with our business divestiture and scaled down operation of our Colorstar operations. The decrease also was attributable to increase in depreciation during the current period offset by decrease in office rental expenses of Ling Xiao business and travel to North America. Depreciation costs were $115,299 in 2010 as compared to $39,415 in 2009.

Losses from Operations.

Net losses from operations for 2010 were $681,835 compared with $3,875,001 for the 2009 period for the reasons discussed above.

Research and Development/Payroll

We had no research and development costs for the 2010 and 2009 fiscal years. Full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $26,942 and $9,117 for the years ended December 31, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

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

Dalian Beigang is t required to make further appropriations to the statutory reserve funds after 2004 as the funds have exceeded 50% of its registered capital after the 2003 appropriation.

Revenue Recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 (“ASC Topic 605”), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

These criteria as related to the Company’s revenues are considered to have been met as follows:

--Electronic tax filing services

In the past, the Company provided electronic tax filing services to its customers based on fixed –price contracts with contractual period of one year. The customers are billed on approval of the contracts and based on the terms included in the contracts. Revenue is recognized rateably over the term of the contract and those billed and received in advanced by the Company for future services not yet performed is deferred. On early termination of the contracts, the fees received in advance will be refunded to the customers. On April 12, 2009, the Directors resolved to discontinue the operations of the provision of platform for electronic filing of tax returns with effect from July 1, 2009. As the State Administration of Taxation in Dalian (“SAT in Dalian”) has made available its electronic tax filing facilities to all tax payers, subscribers to the Company’s platform for electronic filing of tax returns, and the revenue derived therefrom had continued to drop to a very low level. In view of these recent developments, the Directors decided to discontinue the operations of its platform for electronic filing of tax returns.

--Color photo printing services

Revenue from the sale of color photo printing services is derived from its own and affiliate operations, which consist of franchise agency and licensing programs. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the employees. The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $0 and $2,223 for 2010 and 2009 respectively.

--Air-ticketing agency services

During 2009, for its airline ticketing agency business the Company received commissions from travel suppliers for air-ticketing services through the Company’s transaction and service platform under various services agreements. Commissions from air-ticketing services rendered are recognized after air tickets are issued, net of estimated cancellations. The Company presents revenues from such transactions on a net basis in the statements of operations as the Company does not assume inventory risks and has no obligations for cancelled airline ticket reservations. Contracts with certain airlines contain discretionary escalating commissions that are paid to the Company subject to achieving specific performance targets. Such discretionary escalating commissions are recognized when the air tickets are issued and performance guarantees, if any, are achieved.

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

Motor vehicles	5 to 10 Years

Color printing machine	4 Years
Furniture, fixtures and equipment	2 to 5 Years

The following is a summary of property and equipment at December 31:

At		Accumulated
December 31, 2010:	Cost	Depreciation	Net
Motor Vehicles	$ 145,673	$ 131,742	$ 13,931
Color Photo Printing Machines	417,248	190,115	227,133
Furniture and Equipment	40,861	22,073	18,788
	$ 603,782	$ 343,930	$ 259,852

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Motor Vehicles	$ 272,392	$ 155,401	$ 116,991
Color Photo Printing Machines	310,159	32,772	277,387
Furniture and Equipment	102,471	40,458	62,013
	$ 685,022	$ 228,631	$ 456,391

Depreciation expenses were $115,299 and $39,415 for the years ended December 31, 2010 and 2009 respectively.

Net Income (Loss) and earnings (Loss) per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed on a similar basis to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The increase in loss per share was primarily the result of increased administrative costs and legal and audit requirements as components of the public company disclosure process.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,272,030 at December 31, 2010. The Company’s current liabilities also exceed its current assets by $371,646 and the Company used net cash in operations during the year ended December 31, 2010 of $553,202.

Contractual cash commitments for the fiscal years subsequent to December 31, 2010, are summarized as follows:

The Company leases office spaces from external parties under 5 operating agreements, which will expire on August 1, 2011, August 12, 2012, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $177, $1,936, $4,397 and $255. The impact to the Company’s results of operations, in the form of rent expense, for the twelve months ended December 31, 2010 was $56,826.  The Company’s lease contracts with the third parties calls for non-cancellable operating lease commitment as follow:

For the twelve months ending December 31:-

Fiscal Years	Commitments
2011	$ 84,368
2012	72,671
2013	56,760
$ 213,799

For the year ended December 31, 2011, our cash and cash equivalents decreased from $307,273 to $4,400.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $6,273,030 at December 31, 2010. Our auditors stated in their report on our audited financial statements for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year. However, there are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Cash Used in Operating Activities

Cash used in operating activities was $553,202 during the year ended December 31, 2010, as compared to $633,960 during the year ended December 31, 2009.

Cash Used in Investing Activities

Cash provided by investing activities was $12,821 for the 2010 period due to decrease of plant and equipment of $81,240 offset by advanced payment for office constructions of $68,420. For the 2009 period, it was $79,381 comprised primarily of issues related to the acquisition of computer related software and hardware for the building of Colorstar machines.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During 2010, we had no cash from financing activities. During 2009, specific financing activities totaled $580,985 and which included sale of securities for $900,359 and additional stockholder loans of $77,407. On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to the subscriber who has paid $1,065,383 to the Company. The remaining balance of $59,617 was recorded as related party receivable as of December 31, 2010.

As of December 31, 2010, a related company owed $59,617 to the Company during the normal course of business and is under the same terms as other customers.

As of December 31, 2010 and 2009, the Company owed $933,098 and $251,312 respectively to a stockholder as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

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

We have no revenue from the sale of color photo printing services. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relations.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2010	December 31, 2009

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of year end	US$1=RMB6.6118	US$1=RMB6.8372

Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.7788	US$1=RMB6.84088

The translation difference recorded for the years ended December 31, 2010 and 2009 was a gain of $415,016 and a loss of $2,823, respectively.

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

Long-lived assets

In accordance with FASB Codification Topic 360 (“ASC Topic 360”), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. There was no impairment recorded by the Company on property and equipment during the year ended December 31, 2009. At December 31, 2010, the Company assessed its color printing machine, motor vehicle and equipment for production and has concluded that its long-lived assets have not experienced any impairment losses.

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

Recently Issued Accounting Standards

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation). The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers:

Name	Age	Position with Company

Yan Zhao	57	Chairman of the Board, President and Chief Executive Officer

Zhong Bo Jia	57	Vice President and Director

Jim Howell Qian	49	Chief Financial Officer, Corporate Secretary, Corporate Treasurer, and Director

Jianhua Yu	55	Director and Chief Operations Officer of China Operations

Xiaoliang Jia	30	Director and Dalian Beigang – Chief Executive Officer

Yan Zhao – Chairperson, President and Chief Executive Officer

Yan Zhao has been our Chairman of the Board, President and Chief Executive Officer since 2004.  She was replaced by Jim H. Qian, Ph.D. as our Chief Executive Officer in October 2009 and resumed that position in September 2010. She is Chairperson, President and Chief Executive Officer of our subsidiary, Dalian Beigang Information Industry Development Co. Ltd., which she co-founded in 1997. Prior to 1997, she spent five years as general manager of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1992, she was general manager of the Dalian Post and Telecommunication Bureau. Yan Zhao is a 1976 Bachelor of Science graduate of Chang Chun Post and Telecommunications College. She became President and director of Northport in April 2004.

Jim Howell Qian - Chief Financial Officer, Corporate Secretary, Corporate Treasurer, and Director

Jim H. Qian, Ph.D. has been our Director since October 2009 and served as our Chief Executive Officer from October 2009 to August 2010. Dr. Qian was the President and CEO of American Centrality Group, Inc., a biotech holding company from 2006 to 2009. Dr. Qian also was a Co-founder and served as President of Abgenome, Inc. Berkeley, CA, which develops in vitro diagnostic kits for cardiovascular diseases from 2006 to 2009. Dr. Qian was the Co-founder and served as President of ProMab Biotechnologies, Inc., which develops and markets recombinant proteins, antibody-based reagents and diagnostic kits, and tissue chips to academic and pharmaceutical laboratories worldwide from 2001 to 2005. Before launching ProMab, Dr. Qian was a scientist at Incyte Genomics, Inc. He received his postdoctoral training in Biochemistry from

University of California at Berkeley and obtained his Ph.D. in Microbial Biology from University of Nebraska-Lincoln.

Zhong Bo Jia – Vice President and Director

Zhong Bo Jia has been our Vice President and Director since 2004. From 1992 until co-founding Dalian Beigang Information Industry Development Co. Ltd. in 1997, Mr. Jia was President of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1973 and from 1977 to 1992, he was with the Dalian Post and Telecommunication Bureau as Vice General Manager. Mr. Jia is a 1977 Bachelor of Science graduate from Beijing Post and Telecommunication University.

Jianhua Yu -- Director and Chief Operations Officer of China Operations

Jianhua Yu has been Director and Chief Operations Officer of China Operations of the Company since October 2009. Mr. Yu has significant expertise in real estate and property development. From 2001 to the present, he has been Chairman of Dalian Jintudi Real Estate Development Co. Ltd., a real estate development company located in Dalian. Prior to that he was Deputy General Manager of Dalian Xintian Real Estate Development Co. Ltd. and Dalian Dongfang Real Estate Development Co. Ltd. Previously he spent almost twenty years as a Factory Manager with a number of food and safety equipment manufacturing factories in Dalian.

Xiaoliang Jia –Dalian Beigang Chief Executive Officer and Director

Mr. Jia has been Chief Executive Officer of Dalian Beigang since June 2010 and Director since September 2010. He has worked as a Manager in the finance department of Dalian Beigang from 2005 to 2008. Mr. Jia has been Chairman and President at Beijing Zurui International Trade Co. Ltd. since 2009. Mr. Jia is Chairman and President of Dalian High Power environment-Protection Technology Management Co. Ltd, an energy saving management company since 2009.  Mr. Jia obtained a Bachelor degree in Computer Information Management and Engineering from Central Queensland University in Australia in 2002 and a Bachelor degree in Business Management from Dalian Entrepreneur Management College in 2005.

Term of Office, Arrangements and Related Matters

Our executive officers serve at the discretion of our Board of Directors. The officers of the Company are not full time employees and certain conflicts may exist in allocating their time between our operations and other businesses. There are no arrangements or understandings between any of our directors or executive officers pursuant to which such person was or is to be selected as a director (or nominee) or an officer, as applicable. To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

There are no family relationships between or among any of the directors or executive officers of the Company except Yan Zhao and Zhong Bo Jia who are husband and wife, and Xiaoliang Jia who is their son.

Directors

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive cash compensations, other then for the reimbursement of board meeting related travel expenses, for serving as such.

Section 16(a) beneficial ownership reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2010, all of its officers, directors and ten percent shareholders have not complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2010 and all required filings are delinquent.

Audit Committee

We do not have an independent Audit Committee and our Board of Directors is comprised of members of management. As a result, there may be a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

Promoters

By virtue of their activities in founding and organizing the Company, as well as their beneficial ownership of its voting securities, Yan Zhao, Zhong Bo Jia and Jianhua Yu may be deemed to be "promoters" of the Company.

Related Party Transactions

As of December 31, 2010 and 2009, the Company owed $933,098 and $251,312, respectively to Yan Zhao as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

On August 28, 2009, the Company issued 1,500,000 shares of common stock valued at $1,125,000 to Mr. Jianhua Yu who has paid $1,065,383 to the Company. The remaining balance of $59,617 was recorded as related party receivable as of December 31, 2010. Mr. Jianhua Yu was subsequently appointed director of the Company on October 27, 2009.

ITEM 11-EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation for the last fiscal ending year on December 31, 2010, awarded to, earned by, or paid to the persons serving as the Company’s principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

Name, Principal Position	Year	Base Salary $ (1)	Bonus $	Option Awards $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified	All Compensation $	Other Total Compensation $

Yan Zhao, Chairperson, CEO and President	2008 2009 2010	$21,552 $35,088 $11,890	-0-	-0-	-0-	-0-	-0-	$21,552 $35,088 $11,890

Jim Howell Qian, Chief Financial Officer, and Director	2008 2009 2010	$0 $31,579 $0	-0-	-0-	-0-	-0-	-0-	$0 $31,579 $0

(1) Executives residing in China, receive compensation in Chinese Yuan. The U.S. Dollar amounts expressed above have been derived using an exchange rate of $1.00 = 6.56 Yuan.

(2) There is no formal pension plan currently in place for the Company’s executives or employees other than pension plans required by law for Chinese staff.

(3) The Company has not paid any other compensation to its executives.

Employment Agreements with Our Executives and Employees

The Company has employment agreements with two of its Executive Officers. The agreement with Mr. Zhong Bo Jia is from January 1, 2002 to December 31, 2005 and has been renewed annually through December 31, 2011. The agreement with Mr. Xiaoliang Jia is from January 1, 2002 to December 31, 2004 and has been renewed annually through December 31, 2011. Both agreements only set minimum monthly salary of RMB800 or US$122.

Other than as stated herein, no other arrangements exist whereby our executive officers would receive compensation in the form of bonuses, options or other compensation under non-equity incentive plans. Furthermore, no pension plan is currently in place for the Company’s executives or employees other than as required by law for China based executives.

The Company did not offer a pension plan during fiscal year 2010 other than as required by law for China based staff. The full time Chinese employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $26,942 and $9,117 for the years ended December 31, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Employment Bonus Compensation

The Company did not offer any employment bonuses during fiscal year 2010.

Outstanding Equity Awards at Fiscal Year End

The Company did not offer any equity options during fiscal year 2010.

Director Compensation

The Company did not enter into any director compensation arrangements during the fiscal year 2010.

Code of Ethics

We plan to adopt a code of ethics during 2011 that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer.

Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors

Board of Director Governance

Our Board of Directors consists of Yan Zhao, Zhong Bo Jia, Jim Howell Qian, Jianhua Yu and Xiaoliang Jia and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions. Due to our limited capital resources, we did not maintain an audit committee financial expert.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, the Company’s outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s Common Stock, and the shareholdings of all Executive Officers and Directors individually and as a group. Each person has sole voting and investment power with respect to the shares shown. The below percentages are based upon 31,700,012 shares of common stock issued and outstanding as of March 31, 2011. Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has ownership of and voting power and investment power with respect to our common stock, any options exercisable within 60 days have been included in the denominator.

NAME AND TITLE OF BENEFICIAL OWNER	NUMBER OF COMMON SHARES OWNED	PERCENT OF CLASS
Zhao Yan Chairperson, CEO and President	5,750,000	18.14%
Zhong Bo Jia, Vice President and Director	3,375,000	10.65%
James Wang	2,239,120	7.06%
Jim Howell Qian Chief Financial Officer	0	0%
Jianhua Yu Director	1,500,000	4.73%
Xiaoliang Jia Director and Dalian Beigang – Chief Executive Officer	200,000	Less then 1%
All Executive Officers and Directors As a Group (5 persons)	10,825,000	34.15%

The Company is not aware of any arrangement which might result in a change in control in the future. The addresses of the principal shareholders are:

Zhao Yan:
Unit 1-102, Building 8, No. 46 Binhai Xi Road
Xigang District
Dalian, Liaoning Province, China

Zhong Bo Jia:
Unit 1-102, Building 8, No. 46 Binhai Xi Road369
Xigang District
Xigang District, Dalian, Liaoning Province, China

James Wang:
#4200, 601 Union Street,
Seattle, Washington, 98101

Jianhua Yu
Room 1804, Bainian Hui D7 Building, Huizhan Road, Shahekou District

Dalian, China

Jim Howell Qian
Room 1804, Bainian Hui D7 Building, Huizhan Road, Shahekou District

Dalian, China

Xiaoliang Jia

Unit 1-102, Building 8, No. 46 Binhai Xi Road
Xigang District
Dalian, Liaoning Province, China

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof, the amount of which exceeds $120,000.

Transactions with Management, Promoters and Others.

Only two of our Chinese directors, officers and employees including Mr. Zhong Bo Jia and Xiaoliang Jia have entered into employment agreements with the Company’s wholly owned Chinese subsidiary, as is required by Chinese labor laws.

Director Independence

None of the members of our Board of Directors are considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K and 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010: $30,000 – Samuel H. Wong & Co., LLP
$14,012 – Baker Tilly Hong Kong Limited
2009: $12,000 – Jimmy C.H. Cheung & Co.
$35,000 – Baker Tilly Hong Kong Limited

Audit Related Fees.

2010: $0 – Samuel H. Wong & Co., LLP
$0 – Baker Tilly Hong Kong Limited

2009: $0 – Jimmy C.H. Cheung & Co.
$0 – Baker Tilly Hong Kong Limited

Tax Fees

2010: $0 – Samuel H. Wong & Co., LLP
$0 – Baker Tilly Hong Kong Limited
2009: $0 – Jimmy C.H. Cheung & Co.
$0 – Baker Tilly Hong Kong Limited

All Other Fees

2010: $0 – Samuel H. Wong & Co., LLP
$0 – Baker Tilly Hong Kong Limited
2009: $0 – Jimmy C.H. Cheung & Co.
$0 – Baker Tilly Hong Kong Limited

Audit Committee

We do not have an independent Audit Committee. Our Board of Directors is comprised of members of management. As a result, there may be a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

1

Filed herewith

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

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: April 9, 2010

SAMUEL H. WONG & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of
Northport Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Northport Network Systems, Inc. as of December 31, 2010, and the related consolidated statement of income, changes in stockholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northport Network Systems, Inc. as of and for the year ended December 31, 2009, were audited by other independent registered public accounting firm whose report dated April 9, 2010, expressed an unqualified opinion on those statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred substantive losses and has difficulty to maintain sufficient working capital for operation activities, all of which raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California
March 26, 2011

Samuel H. Wong & Co., LLP
Certified Public Accountants

2010 Pioneer Court. San Mateo. CA 94403 Tel.: (415) 732-1288 Fax.: (415) 397-9028
E-mail: info@swongcpa.com Website: www.swongcpa.com

Northport Network Systems, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

	Note	2010	2009
Assets			
Current assets			
Cash and cash equivalents	2D	$ 4,400	$ 307,273
Accounts receivable, *net*	2E, 3	-	242,904
Other receivables	4	226,584	-
Related party receivable	8(A)	59,617	99,209
Inventory		2,195	-
Prepaid expenses		-	296,990
Advance to suppliers	5	791,137	-
Total current assets		1,083,933	946,376
Non-current assets			
Plant and equipment, *net*	2F, 6	259,852	456,391
Deposits		68,420	-
Total non-current assets		328,272	456,391
Total Assets		$ 1,412,204	$ 1,402,767
Liabilities and Stockholders' Equity			
Liabilities			
Current liabilities			
Accounts payable		$ 36,712	$ 186,280
Other payables and accruals	7	485,497	723,253
Taxes payable		273	46,365
Related party payable	8(B)	933,098	251,312
Total current liabilities		1,455,579	1,207,210
Total Liabilities		$ 1,455,579	$ 1,207,210

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 2 of 20

Northport Network Systems, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

	Note	2010	2009
Stockholders' Equity			
Preferred stock, $0.001 par value, 100,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2010 and 2009		$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,700,012 and 34,200,012 shares issued and outstanding as of December 31, 2010 and 2009, respectively		31,700	34,200
Additional paid in capital - common stock		2,812,144	5,862,090
Treasury Stock, $0.001 par value, 2,500,000 and nil shares outstanding as of December 31, 2010 and 2009, respectively		2,500	-
Additional paid in capital - treasury stock		2,997,500	-
Common stock subscription receivable		-	(224,641)
Statutory reserves	2/	58,985	146,648
Retained earnings (accumulated deficits)		(6,273,030)	(5,678,857)
Accumulated other comprehensive income (loss)		326,825	(88,191)
Minority interest		-	144,308
Total stockholders' equity		(43,375)	195,557
Total Liabilities and Stockholders' Equity		$ 1,412,204	$ 1,402,767

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 3 of 20

Northport Network Systems, Inc.
Consolidated Statements of Income
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	Note		2010		2009
Revenue	2L	$	214	$	755,678
Cost of revenue			11		650,967
Gross profit			203		104,711
Selling expenses			53,631		-
General and administrative expenses			502,611		873,530
Goodwill impairment loss			-		3,114,938
Total operating expenses			556,242		3,988,468
Operating income			(556,039)		(3,883,757)
Other income			1,902		574
Interest income			233		1,208
Other expense			(2,869)		(3,707)
Interest expense			-		(11,125)
Total other income/(expenses)			(734)		(13,050)
Income (loss) from continued operation before income tax			(556,773)		(3,896,807)
Provisions for income tax/(tax benefit)	2I, 9		-		39,517
Net income (loss) from continued operation			(556,773)		(3,857,290)
Gain (loss) from discontinued operation, *net of tax*	13		(125,062)		(17,711)
Net income (loss)		$	(681,835)	$	(3,875,001)
Net income (loss) attributable to:					
- Common stockholders		$	(681,835)	$	(3,816,911)
- Non-controlling interest		$	-	$	(58,090)
Earnings (loss) per share	*2M, 10*				
Basic		$	(0.02)	$	(0.11)
Diluted		$	(0.02)	$	(0.11)
Weighted average shares outstanding					
Basic			32,297,234		33,213,711
Diluted			32,297,234		33,213,711

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 4 of 20

Northport Network Systems, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	Number of Shares	Common Stock	Additional Paid in Capital - Common Stock	Stock Subscription Receivable	Treasury Stock	Additional Paid in Capital - Treasury Stock	Statutory Reserve	Non-Controlling Interest	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2009	32,700,012	$ 32,700	$ 4,727,465	$ -	$ -	$ -	$ 146,648	$ 201,001	$ (1,861,946)	$ (85,368)	$ 3,160,500
Net loss	-	-	-		-	-	-	(58,090)	(3,816,911)	-	(3,875,001)
Issuance of common stock	1,500,000	1,500	1,123,500	(224,641)	-	-	-	-	-	-	900,359
Imputed interest advance from shareholders	-	-	11,125	-	-	-	-	-	-	-	11,125
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,397	-	(2,823)	(1,426)
Balance at December 31, 2009	34,200,012	$ 34,200	$ 5,862,090	$ (224,641)	$ -	$ -	$ 146,648	$ 144,308	$ (5,678,857)	$ (88,191)	$ 195,557
Balance at January 1, 2010	34,200,012	$ 34,200	$ 5,862,090	$ (224,641)	$ -	$ -	$ 146,648	$ 144,308	$ (5,678,857)	$ (88,191)	$ 195,557
Net loss	-	-	-	-	-	-	-	-	(681,835)	-	(681,835)
Reallocation of statutory reserve to retained earnings	-	-	-	-	-	-	(87,663)	-	87,663	-	-
Cancellation of Lingxiao Acquisition	(2,500,000)	(2,500)	(2,997,500)	-	2,500	2,977,500	-	(144,308)	-	-	(144,308)
Compensation Receipt	-	-	-	224,641	-	-	-	-	-	-	224,641
Adjustment of prior year APIC	-	-	(52,446)	-	-	-	-	-	-	-	(52,446)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	415,016	415,016
Balance at December 31, 2010	31,700,012	$ 31,700	$ 2,812,144	$ -	$ 2,500	$ 2,997,500	$ 58,985	$ -	$ (6,273,030)	$ 326,825	$ (43,375)

Comprehensive Income	*12/31/2009*	*12/31/2010*	*Total*
Net Income	$ (3,816,911)	$ (681,835)	$ (4,498,746)
Other Comprehensive Income			
Foreign Currency Translation Adjustment	(2,823)	415,016	412,193
Total	$ (3,819,734)	$ (266,819)	$ (4,086,553)

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 5 of 20

Northport Network Systems, Inc.
Consolidated Statements of Cash Flows
For the fiscal years ended December 31, 2010 and 2009
(Stated in US Dollars)

		2010		2009
Net Income/(loss)	$	(681,835)	$	(3,875,001)
Adjustments to reconcile net income to net cash from operations:				
Minority interest		(144,308)		1,891
Loss on disposal of property and equipment		-		2,587
Impairment of goodwill		-		3,114,938
Compensation receipt for share subscription		224,641		-
Depreciation		115,299		39,415
Changes in operating assets and liabilities:				
(Increase)/decrease in accounts and other receivable		16,320		206,647
(Increase)/decrease in related party receivable		39,592		(88,031)
(Increase)/decrease in inventories		(2,195)		-
(Increase)/decrease in prepayments		(494,147)		143,302
Increase/(decrease) in accounts payables and accruals		(387,324)		(126,534)
Increase/(decrease) in deferred revenue		-		(5,033)
Increase/(decrease) in related party payable		681,786		-
Increase/(decrease) in taxes payables		(46,092)		(48,141)
Net cash provided by operating activities		(553,202)		(633,960)
Cash flows from investing activities				
Payments for deposits		(68,420)		-
(Increase)/decrease of plant and equipment		81,240		(79,381)
Net cash used in investing activities		12,821		(79,381)
Cash flows from financing activities				
Proceeds from issuance of common stock		-		900,359
Due to a stockholder		-		77,407
Due to a non-controlling stockholder of a subsidiary		-		(396,781)
Net cash used in financing activities		-		580,985
Net Increase of cash and cash equivalents		(665,443)		(132,356)
Effect of foreign currency translation on cash		415,016		(597)
Adjustment of prior year APIC balance		(52,446)		-
Cash & cash equivalents at beginning of year		307,273		440,226
Cash & cash equivalents at end of year	$	4,400	$	307,273
Supplementary information				
Interest received	$	233	$	1,208
Interest paid	$	-	$	11,125
Income taxes paid	$	-	$	3,320

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 6 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

1. The Company and Principal Business Activities

A. Organization and Structure

Northport Network Systems, Inc. (the "Company") was originally incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. The Company changed its name to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the Company re- incorporated in Washington State and changed its name to current name, Northport Network Systems, Inc. The Company was incorporated as an investment and general trading company.

On June 23, 2005, the Company entered into a definitive agreement with the shareholders of Dalian Beigang Information Industry Development Company Limited ("Dalian Beigang"), to which the Company issued 1,500,000 shares with $0.001 par value to Dalian Beigang shareholders in exchange of all issued and outstanding shares of Dalian Beigang. Since both companies were under common management, the exchange of shares had been accounted for as a reorganization of entities under common control.

The Company conducts its operations through its wholly owned subsidiary Dalian Beigang, which was incorporated in the People's Republic of China ("PRC") on June 20, 1997 with its principal place of business in Dalian, PRC.

B. Products and Operations

Dalian Beigang is principally engaged in color photo printing business. Dalian Beigang owns a trade name "Colorstar", which was registered with the Industrial and Commercial Administration of PRC, as well as a patent applied for the color photo printing technology. During the year 2010, the Company developed an online shopping website known as UrMart.net. However this website has not been launched. No revenue has been generated from sales through the site.

2. Significant Accounting Policies

A. Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting. The financial statements and accompanying notes are representations of management. The Company's financial statements have been prepared in accordance to generally accepted accounting principles in the United States of America.

B. Principles of consolidation

On June 18, 2010, the Company and Dalian Beigang entered into a purchase agreement with the stockholders of Beijing Xin Lu Zheng Bao Cheng Education Technology Co., Ltd. ("Xin Lu Zheng"), in which the Company would issue 3,000,000 shares of common stock at a fair market value of $2,700,000 to acquire 65% equity interest of Xin Lu Zheng. Xin Lu Zheng registered its business license with Beijing City Industrial and Commercial Administration on December 21, 2009. Xin Lu Zheng was principally engaged in professional training services business.

Page 7 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

In compliance with the PRC Foreign Corporation Investment rule, which prohibits foreign owned entity to directly acquire domestic enterprise within the territory of China, the acquisition structure will be classified as the acquiree Xin Lu Zheng being 65% equity owned subsidiary of Dalian Beigang upon the closing of this acquisition. However, as of December 31, 2010, The Company, Dalian Beigang and Xin Lu Zheng have not finished the equity transfer procedure with Beijing City Industrial and Commercial Administration.

Therefore, the accompanying consolidated financial statements as of and for the year ended December 31, 2010 include only the accounts of the Company and its wholly owned subsidiary Dalian Beigang, but not the accounts of Xin Lu Zheng. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries' capitalization have been eliminated.

C. Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

D. Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

E. Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management's estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. When collection of the original invoice amount is no longer probable, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts.

F. Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Color printing machine	4 years
Motor vehicles	5 - 10 years
Furniture, fixtures and equipment	2 - 5 years

Page 8 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred.

G. Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company's long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. The Company makes its determinations based on various factors that impact those assets.

H. Goodwill

I. Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented FASB ASC 740 Accounting for Income Taxes. Income tax liabilities computed according to the United States and PRC tax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipment and provisions for doubtful accounts between financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

Page 9 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

J. Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

K. Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of Dalian Beigang is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

L. Revenue recognition

(1) Color photo printing services

Page 10 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

(2) Online shopping

The website UrMart.net is at its trial stage, the revenue derived from is insignificant and recorded on receipt of subscription fees from members. The management will review this policy on official launch of this website.

(3) Air-ticketing agency services

Since the Company has divested the acquisition of Ling Xiao in 2010, the air-ticketing agency services are no longer applicable.

M. Earnings per share

The Company computes earnings per share ("EPS") in accordance with FASB ASC 260 "Earnings per share". SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

N. Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company's current component of other comprehensive income is the foreign currency translation adjustment.

Page 11 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

O. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

P. Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did *not* exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments to the consolidated financial statements.

Q. Recent accounting pronouncements

Page 12 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

3. Accounts Receivable

Accounts receivable at December 31, 2010 and 2009 consisted of the following: -

	2010	2009
Accounts Receivable	$ -	$ 242,904
Less: Allowance for Doubtful Accounts	-	-
Net Accounts Receivable	$ -	$ 242,904

	2010	2009
Allowance for Doubtful Accounts		
Beginning Balance	$ -	$ -
Allowance Provided	-	-
Charged Against Allowance	-	-
Reversals	-	-
Ending Balance	$ -	$ -

At December 31, 2009, the Company considered all accounts receivable to be collectable and has not accrued provision for doubtful accounts.

4. Other receivables

Other receivables consisted of the follows as of December 31, 2010 and 2009:-

	2010	2009
Office lease security deposit	$ 3,879	$ -
Employee borrowings	222,705	-
	$ 226,584	$ -

Page 13 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

5. Advance to Suppliers

On July 16, 2010, in the northeastern port city of Dalian, a blast hit two oil pipelines and spread an estimated 1,500 metric tons of crude oil (462,000 gallons) into the Yellow Sea. The PRC government closed the beaches and port facility, and retained environment protection companies to clean up the spill.

Dalian Beigang was authorized as a legal representative of BioRangers, Inc. (Oppenheimer Technology Japan, Inc.) to act as sole agent of TerraZyme and other enzymatic products in the territory of China. TerraZyme was recognized by the United States Environmental Protection Agency ("EPA") for the environment program as a safer oil spill treatment. TerraZyme was designed to be used to absorb spilled material. Full absorption of the spill took as little as few minutes for light diesel fuel or up to 1 hour for heavy oil. Dalian Beigang was selected by the Dalian government to use TerraZyme products to clean up the spill. The engagement contract is formalized with the government in 2011. The balance of advance to suppliers as of December 31, 2010 was related to the payment deposit of TerraZyme products and other spill clean cost, which will be converted into cost of revenue when Dalian Beigang recognized oil spill treatment revenue in 2011.

		2010		2009
Prepayment for TerraZyme products	$	346,328	$	-
Project related cost		444,809		-
	$	791,139	$	-

6. Plant and Equipment

Plant and equipment consisted of the follows as of December 31, 2010 and 2009:-

Page 14 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

7. Other Payables and Accruals

Other payables and accruals at December 31, 2010 and 2009 consisted of the follows:-

Description		2010		2009
Due to a non-controlling stockholder of a subsidiary	$	-	$	18,896
Due to online paying agents		-		302,412
Deposits received		16,636		15,904
Advanced payment received		139,593		36,603
Accrued expenses		208,270		261,518
Others		120,998		87,920
	$	485,497	$	723,253

8. Related Party Transactions

A. Related party receivable

The Company's director Mr. Yu Jianhua subscribed 3,000,000 shares of the Company's common stock at a price of $0.75 on August 11, 2009. On August 28, 2009, the Company issued 1,500,000 shares valued at $1,125,000 to the subscriber. Mr. Yu Jianhua has paid $1,065,383 to the Company. The remaining balance of $59,617 was still unpaid at December 31, 2010 and was accordingly recorded as related party receivable.

B. Related party payable

Since the Company incurred accumulated operation deficits, it had difficulty to generate sufficient working capital for business activities. The Company borrowed additional capital from the shareholder and chairman Ms. Zhao Yan to maintain its daily operation. As of December 31, 2010, the Company totally recorded related party payable to Ms. Zhao Yan of $933,098.

Page 15 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

9. Income Taxes

In respect of the Company and its subsidiary domiciled and operated in United States and the People's Republic of China, the taxation of these entities are summarized below:

Entities	*Countries of Domicile*	*Income Tax Rate*
Northport Network Systems, Inc.	United States	34.00%
Dalian Beigang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the years ended December 31, 2010 and 2009.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiary:-

Description		2010		2009
Income (loss) before taxes:				
US Federal	$	(266,608)	$	(3,178,813)
PRC		(415,227)		(717,994)
Total income before taxes	$	(681,835)	$	(3,896,807)
Provision for taxes:				
Current:				
U.S. Federal	$	-	$	-
State		-		-
China		-		-
	$	-	$	-
Deferred:				
U.S. Federal	$	-	$	-
China		-		(39,517)
Valuation Allowance		-		-
Deferred tax:		-		(39,517)
		-		-
Total provision for taxes	$	-	$	(39,517)
Effective tax rate		N/A		N/A

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2010 and 2009 are shown in the following table:-

	2010	2009
U.S. federal statutory income tax rate	N/A	N/A
Lower rates in PRC, net	N/A	N/A
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	N/A	N/A

Page 16 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

10. Earnings per Share

	2010	2009
Basic earnings per share numerator		
- Net income (loss)	$ (681,835)	$ (3,875,001)
- Net income (loss) attributable to common stockholders	$ (681,835)	$ (3,816,911)
Diluted earnings per share numerator	$ (681,835)	$ (3,816,911)
Original shares:	34,200,012	30,000,012
- Issuance of common stock	-	3,213,699
- Re-acquisition of common stock	(1,902,778)	-
Basic weighted average shares outstanding	32,297,234	33,213,711
Dilutive shares:		
Diluted weighted average shares outstanding:	32,297,234	33,213,711
Earnings (loss) per share		
- Basic	$ (0.02)	$ (0.11)
- Diluted	$ (0.02)	$ (0.11)
Weighted average shares outstanding		
- Basic	32,297,234	33,213,711
- Diluted	32,297,234	33,213,711

11. Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Page 17 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

12. Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and amounts due from and due to related parties. The fair values of these financial instruments approximate their carrying values due to the relatively short-term maturity of these instruments.

Interest Rate and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of accounts receivable and amounts due from related parties.

The Company's accounts receivable are from repeat customers. The Company extends credits to its customer and has accrued an allowance for doubtful accounts to account for the risk of default by its customers. Management regularly monitors the level of accounts receivable attributable to each customer and the length of time taken for amounts to be settled and where necessary, takes appropriate action to collect on past due balances.

Management does not believe that there is a concentration of credit risk arising from any one customer related to accounts receivables. In the event that a customer becomes unable to pay its balance due, the maximum loss would be the carrying value of the accounts receivable. Management does believe there is significant concentration of risk from related parties and if any of the related parties as detailed in Note 5 become insolvent, the Company may suffer material losses.

Currency Risk

The Company generates revenues and incurs expenses and expenditures primarily in China and is exposed to risk from changes in foreign currency rates if it were to actually convert its RMB into USD. The Company has not hedged its exposure to currency fluctuations.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company's objective to managing liquidity risk is to ensure that it has sufficient cash available to meet its liabilities when they become due. The ability to settle it obligations is reliant on the Company collecting its accounts receivables and amounts due from related parties in a timely manner and by maintaining sufficient cash on hand.

Page 18 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

13. Discontinued Operation

Shenyang Ling Xiao Aviation Services Co., Ltd

Condensed Balance Sheet

Assets		
Current assets	$	-
Non-current assets		-
Total assets		-
Liabilities		
Current liabilities		-
Non-current liabilities		
Total liabilities		-
Net Assets	$	-

Condensed Statement of Income

Sales revenue	$	-
Cost of sales		-
Gross Profit		-
Operating Income		-
Income tax		-
Loss from discontinued operation, net of tax		(125,062)
Net Income	$	(125,062)

14. Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company has an accumulated deficit of $6,273,030 due to the fact that the Company continued to incur losses over the past few years. The Company's total current liabilities exceed the total current assets of $371,646.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

Page 19 of 20

Northport Network Systems, Inc.
Notes to Financial Statements
As of and for the years ended December 31, 2010 and 2009
(Stated in US Dollars)

15. Operating Lease Commitments

For the twelve months ending December 31:-

16. Segment Information

The Company reports its primary segment information based on its principal operating activities. For management purpose, during the year ended December 31, 2009, the Company was organized into three major operating divisions and reporting segments based on product line: (1) Color photo printing, (2) Online shopping, and (3) Air-ticketing agency services.

However, the Company did not generate material revenue in the current year. Therefore, management concludes that segment reporting is not applicable as of and for the year ended December 31, 2010

Page 20 of 20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS, INC.,
a Washington corporation

By:	/s/ Zhao Yan
Zhao Yan
Chief Executive Officer

Each person whose signature appears below authorizes Zhao Yanb to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Yan Zhao, CEO	April 15, 2011
Yan Zhao, Chief Executive Officer, President
and Director

/s/ Zhong Bo Jia, Vice-President	April 15, 2010
Zhong Bo Jia, Vice-President and Director

/s/ Jim Howell Qian, CFO	April 15, 2010
Jim Howell Qian, Chief Financial Officer and
Director

/s/ Xiaoliang Jia	April 15, 2010
Xiaoliang Jia, Director

/s/ Jianhua Yu	April 15, 2010
Jianhua Yu, Director