Form 10-K/A
period 2009-12-31
Northport Network Systems, Inc.
filed 2011-05-09
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

EXPLANATORY NOTE

Northport Network Systems, Inc. (“Company”) is filing this amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on April 15, 2010 (the “2009 Form 10-K”). This amendment is being filed in response to a Comment Letter from the Securities and Exchange Commission, and amends and restates in its entirety Item 9A. Controls and Procedures of 2009 Form 10-K.

Except to the extent expressly set forth herein, this amended Form 10-K speaks as of the filing date of the original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-K should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the 2009 Form 10-K, including any amendments to those filings.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS, INC.,
a Washington corporation

	By:	/s/ Zhao Yan
May 3, 2011		Zhao Yan
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Yan Zhao	May 3, 2011
Yan Zhao, Chief Executive Officer, President
and Director

/s/ Zhong Bo Jia,	May 3, 2011
Zhong Bo Jia, Vice-President and Director

/s/ Jim Howell Qian	May 3, 2011
Jim Howell Qian, Chief Financial Officer and Director

/s/ Xiaoliang Jia	May 3, 2011
Xiaoliang Jia, Director

/s/ Jianhua Yu	May 3, 2011
Jianhua Yu, Director

3