Form 10-K/A
period 2010-12-31
Northport Network Systems, Inc.
filed 2011-05-11
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $270,625. This calculation is based upon the average of the bid price of $0.01 and asked price of $0.04 of the common stock on June 30, 2010.

The number of shares of our common stock outstanding as of March 31, 2011 was: 31,700,012.

EXPLANATORY NOTE

Northport Network Systems, Inc. (“Company”) is filing this amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on April 15, 2011 (the “2010 Form 10-K”). This amendment is being filed to correct the certifications contained as Exhibit 31 and Exhibits 32 to the 2010 Form 10-K. This amendment also restates Item 9A. Controls and Procedures therein to conform to such certifications.

Except to the extent expressly set forth herein, this amended Form 10-K speaks as of the filing date of the original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect amendments herein.

2

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS, INC.,
a Washington corporation

	By:	/s/ Zhao Yan
May 4, 2011		Zhao Yan
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Yan Zhao	May 4, 2011
Yan Zhao, Chief Executive Officer, President and Director

/s/ Zhong Bo Jia	May 4, 2011
Zhong Bo Jia, Vice-President and Director

/s/ Jim Howell Qian	May 4, 2011
Jim Howell Qian, Chief Financial Officer and Director

/s/ Xiaoliang Jia	May 4, 2011
Xiaoliang Jia, Director

/s/ Jianhua Yu	May 4, 2011
Jianhua Yu, Director

3