Form 10-Q
period 2011-03-31
Northport Network Systems, Inc.
filed 2011-05-16
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

¨[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52728

NORTHPORT NETWORK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Washington	76-0674579
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Union Street, Suite #4200, Seattle, Washington 98101

(Address of principal executive offices) (Zip Code)

(206) 652-3451

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]Yes  [X] No

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes  [X] No

As of May 13, 2011, the registrant had 33,700,012 shares of its common stock issued and outstanding.

1

TABLE OF CONTENTS

		PAGE
	PART I
Item 1.	Consolidated Financial Statements - Unaudited	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4/4T.	Controls and Procedures

	PART II
Item 6.	Exhibits	35
	Signature	36

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intend,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and you are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

Northport Network Systems, Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

Unless the context indicates otherwise, as used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “ Northport Network”, “Northport” and the “Company” mean

Northport Network Systems, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Northport Network Systems, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	3/31/2011	12/31/2010
Assets			
Current assets			
Cash and cash equivalents	2D	$ 3,870	$ 4,400
Other receivables	3	226,609	226,584
Related party receivable	7(A)	59,617	59,617
Inventory		-	2,195
Advance to suppliers	4	796,159	791,137
Total current assets		1,086,255	1,083,933
Non-current assets			
Plant and equipment, *net*	2F, 5	240,864	259,852
Deposits		62,190	68,420
Total non-current assets		303,054	328,272
Total Assets		$ 1,389,309	$ 1,412,205
Liabilities and Stockholders' Equity			
Liabilities			
Current liabilities			
Accounts payable		$ 36,945	$ 36,712
Other payables and accruals	6	310,062	485,497
Taxes payable		522	273
Related party payable	7(B)	1,274,131	933,098
Total current liabilities		1,621,660	1,455,580
Total Liabilities		$ 1,621,660	$ 1,455,580

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 2 of 18

Northport Network Systems, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	3/31/2011	12/31/2010
Stockholders' Equity			
Preferred stock, $0.001 par value, 100,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively		$ -	$ -
Common stock, $0.001 par value, 100,000,000 shares authorized; 33,700,012 and 31,700,012 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively		33,700	31,700
Additional paid in capital - common stock		2,850,144	2,812,144
Treasury Stock, $0.001 par value, 2,500,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010		2,500	2,500
Additional paid in capital - treasury stock		2,997,500	2,997,500
Common stock subscription receivable			-
Statutory reserves	2J	58,985	58,985
Retained earnings (accumulated deficits)		(6,492,278)	(6,273,030)
Accumulated other comprehensive income		317,098	326,825
Total stockholders' equity		(232,351)	(43,375)
Total Liabilities and Stockholders' Equity		$ 1,389,309	$ 1,412,204

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 3 of 18

Northport Network Systems, Inc.
Consolidated Statements of Income
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Note	3/31/2011		3/31/2010	
Revenue	2L	$	93	$	1
Cost of revenue			5		1,241
Gross profit (loss)			88		(1,240)
Selling expenses			26,467		-
General and administrative expenses	16		190,673		96,595
Impairment loss			2,203		-
Total operating expenses			219,343		96,595
Operating income (loss)			(219,255)		(97,835)
Other income			-		2,037
Interest income			7		59
Other expense			-		(402)
Interest expense			-		(2,291)
Total other income (expenses)			7		(597)
Income (loss) from continued operation before income tax			(219,248)		(98,432)
Provisions for income tax (tax benefit)	2I, 8		-		-
Net income (loss) from continued operation			(219,248)		(98,432)
Gain (loss) from discontinued operation, *net of tax*	12		-		24,025
Net income (loss)		$	(219,248)	$	(74,407)
Net income (loss) attributable to:					
- Common stockholders		$	(219,248)	$	(85,955)
- Non-controlling interest		$	-	$	11,548
Earnings (loss) per share	*2M, 9*				
Basic		$	(0.007)	$	(0.003)
Diluted		$	(0.007)	$	(0.003)
Weighted average shares outstanding					
Basic			33,700,012		34,200,012
Diluted			33,700,012		34,200,012

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 4 of 18

Northport Network Systems, Inc.
Consolidated Statements of Stockholders' Equity
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Number Of Shares	Common Stock	Additional Paid in Capital - Common Stock	Stock Subscription Receivable	Treasury Stock	Additional Paid in Capital - Treasury Stock	Statutory Reserve	Non-Controlling Interest	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	34,200,012	$ 34,200	$ 5,862,090	$ (224,641)	$ -	$ -	$ 146,648	$ 144,308	$ (5,678,857)	$ (88,191)	$ 195,557
Net loss	-	-	-	-	-	-	-	-	(681,835)	-	(681,835)
Reallocation of statutory reserve to retained earnings	-	-	-	-	-	-	(87,663)	-	87,663	-	-
Cancellation of Lingxiao Acquisition	(2,500,000)	(2,500)	(2,997,500)	-	2,500	2,997,500	-	(144,308)	-	-	(144,308)
Compensation Receipt	-	-	-	224,641	-	-	-	-	-	-	224,641
Adjustment of prior year APIC	-	-	(52,446)	-	-	-	-	-	-	-	(52,446)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	415,016	415,016
Balance at December 31, 2010	31,700,012	$ 31,700	$ 2,812,144	$ -	$ 2,500	$ 2,997,500	$ 58,985	$ -	$ (6,273,030)	$ 326,825	$ (43,375)
Balance at January 1, 2011	31,700,012	$ 31,700	$ 2,812,144	$ -	$ 2,500	$ 2,997,500	$ 58,985	$ -	$ (6,273,030)	$ 326,825	$ (43,375)
Net loss	-	-	-	-	-	-	-	-	(219,248)	-	(219,248)
Shares compensation	2,000,000	2,000	38,000	-	-	-	-	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(9,727)	(9,727)
Balance at March 31, 2011	33,700,012	$ 33,700	$ 2,850,144	$ -	$ 2,500	$ 2,997,500	$ 58,985	$ -	$ (6,492,278)	$ 317,098	$ (232,351)

Comprehensive Income	*12/31/2010*	*3/31/2011*	*Total*
Net Income	$ (681,835)	$ (219,248)	$ (901,083)
Other Comprehensive Income			
Foreign Currency Translation Adjustment	415,016	(9,727)	405,289
Total	$ (266,819)	$ (228,975)	$ (495,794)

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 5 of 18

Northport Network Systems, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

		3/31/2011	3/31/2010
Net Income/(loss)		$ (219,248)	$ (85,955)
Adjustments to reconcile net income to net cash from operations:			
Loss on disposal of property and equipment		-	(1,886)
Impairment of inventory		2,195	-
Depreciation		24,405	3,747
Imputed interest expense on due to stockholders		-	2,291
Changes in operating assets and liabilities:			
(Increase)/decrease in other receivable		(25)	-
(Increase)/decrease in prepayments		(5,022)	1,106
Increase/(decrease) in accounts payables and accruals		(175,202)	71,757
Increase/(decrease) in related party payable		341,033	-
Increase/(decrease) in taxes payables		249	(6)
Net cash used in operating activities of discontinued operation		-	(12,019)
Net cash provided by operating activities		(31,615)	(20,965)
Cash flows from investing activities			
(Increase)/decrease of deposits		6,230	-
(Increase)/decrease of plant and equipment		(5,417)	2,633
Net cash used in investing activities		813	2,633
Cash flows from financing activities			
Issuance of Common Stock		40,000	(3,638)
Net cash used in financing activities		40,000	(3,638)
Net increase (decrease) of cash and cash equivalents		(9,198)	(21,970)
Effect of foreign currency translation on cash		(9,728)	(388)
Cash & cash equivalents at beginning of year		4,400	29,834
Cash & cash equivalents at end of year		$ 3,870	$ 7,476
Non-cash flow transaction:			
Issuance of shares for consultant service	16	$ 40,000	$ -
Supplementary information			
Interest received		$ 7	$ 59
Interest paid		$ -	$ 2,291
Income taxes paid		$ -	$ 7,073

See Accompanying Notes to the Financial Statements and Accountant's Report

Page 6 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

1. The Company and Principal Business Activities

A. Organization and Structure

Northport Network Systems, Inc. (the "Company") was originally incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. The Company changed its name to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the Company re- incorporated in Washington State and changed its name to current name, Northport Network Systems, Inc. The Company was incorporated as an investment and general trading company.

On June 23, 2005, the Company entered into a definitive agreement with the shareholders of Dalian Beigang Information Industry Development Company Limited ("Dalian Beigang"), to which the Company issued 1,500,000 shares with $0.001 par value to Dalian Beigang shareholders in exchange of all issued and outstanding shares of Dalian Beigang. Since both companies were under common management, the exchange of shares had been accounted for as a reorganization of entities under common control.

The Company conducts its operations through its wholly owned subsidiary Dalian Beigang, which was incorporated in the People's Republic of China ("PRC") on June 20, 1997 with its principal place of business in Dalian, PRC.

B. Products and Operations

Dalian Beigang is principally engaged in color photo printing business. Dalian Beigang owns a trade name "Colorstar", which was registered with the Industrial and Commercial Administration of PRC, as well as a patent applied for the color photo printing technology. During the year 2010, the Company developed an online shopping website known as UrMart.net. However this website has not been launched. No revenue has been generated from sales through the site.

2. Significant Accounting Policies

A. Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting. The financial statements and accompanying notes are representations of management. The Company's financial statements have been prepared in accordance to generally accepted accounting principles in the United States of America.

B. Principles of consolidation

On June 18, 2010, the Company and Dalian Beigang entered into a purchase agreement with the stockholders of Beijing Xin Lu Zheng Bao Cheng Education Technology Co., Ltd. ("Xin Lu Zheng"), in which the Company would issue 3,000,000 shares of common stock at a fair market value of $2,700,000 to acquire 65% equity interest of Xin Lu Zheng. Xin Lu Zheng registered its business license with Beijing City Industrial and Commercial Administration on December 21, 2009. Xin Lu Zheng was principally engaged in professional training services business.

In compliance with the PRC Foreign Corporation Investment rule, which prohibits foreign owned entity to directly acquire domestic enterprise within the territory of China, the acquisition structure will be

Page 7 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

classified as the acquiree Xin Lu Zheng being 65% equity owned subsidiary of Dalian Beigang upon the closing of this acquisition. However, as of March 31, 2011, The Company, Dalian Beigang and Xin Lu Zheng have not finished the equity transfer procedure with Beijing City Industrial and Commercial Administration.

Therefore, the accompanying consolidated financial statements as of and for the three months ended March 31, 2011 include only the accounts of the Company and its wholly owned subsidiary Dalian Beigang, but not the accounts of Xin Lu Zheng. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries' capitalization have been eliminated.

C. Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

D. Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

E. Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management's estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. When collection of the original invoice amount is no longer probable, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts.

F. Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Color printing machine	4 years
Motor vehicles	5 - 10 years
Furniture, fixtures and equipment	2 - 5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred.

Page 8 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

G. Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company's long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. The Company makes its determinations based on various factors that impact those assets.

At March 31, 2011, the Company assessed its color printing machine, motor vehicle and equipment for production and has concluded that its long-lived assets have not experienced any impairment losses.

H. Goodwill

I. Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented FASB ASC 740 Accounting for Income Taxes. Income tax liabilities computed according to the United States and PRC tax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipment and provisions for doubtful accounts between financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Page 9 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

J. Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

K. Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of Dalian Beigang is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

L. Revenue recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 ("ASC Topic 605"), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company's revenues are considered to have been met as follows:-

(1) Color photo printing services

Page 10 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers' receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $0 for the three months ended March 31, 2011 and 2010 respectively.

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

(2) Online shopping

The website UrMart.net is at its trial stage, the revenue derived from is insignificant and recorded on receipt of subscription fees from members. The management will review this policy on official launch of this website.

(3) Air-ticketing agency services

The Company receives commissions from travel suppliers for air-ticketing services through the Company's transaction and service platform under various services agreements. Commissions from air-ticketing services rendered are recognized after air tickets are issued, net of estimated cancellations. The Company presents revenues from such transactions on a net basis in the statements of operations as the Company does not assume inventory risks and has no obligations for cancelled airline ticket reservations. Contracts with certain airlines contain discretionary escalating commissions that are paid to the Company subject to achieving specific performance targets. Such discretionary escalating commissions are recognized when the air tickets are issued and performance guarantees, if any, are achieved.

Since the Company has divested the acquisition of Ling Xiao in 2010, the air-ticketing agency services are no longer applicable.

M. Earnings per share

The Company computes earnings per share ("EPS") in accordance with FASB ASC 260 "Earnings per share". SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

N. Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income

Page 11 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

with equal prominence to other financial statements. The Company's current component of other comprehensive income is the foreign currency translation adjustment.

O. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

P. Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did *not* exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments to the consolidated financial statements.

Q. Recent accounting pronouncements

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 "Revenue Recognition (Topic 605) that management adopted on January 1, 2011.

3. Other receivables

Other receivables consisted of the follows as of March 31, 2011 and December 31, 2010:-

	3/31/2011		12/31/2010	
Office lease security deposit	$	3,904	$	3,879
Employee borrowings		222,705		222,705
	$	226,609	$	226,584

4. Advance to Suppliers

On July 16, 2010, in the northeastern port city of Dalian, a blast hit two oil pipelines and spread an estimated 1,500 metric tons of crude oil (462,000 gallons) into the Yellow Sea. The PRC government closed the beaches and port facility, and retained environment protection companies to clean up the spill.

Dalian Beigang was authorized as a legal representative of BioRangers, Inc. (Oppenheimer Technology Japan, Inc.) to act as sole agent of TerraZyme and other enzymatic products in the territory of China. TerraZyme was recognized by the United States Environmental Protection Agency ("EPA") for the environment program as a safer oil spill treatment. TerraZyme was designed to be used to absorb spilled material. Full absorption of the spill took as little as few minutes for light diesel fuel or up to 1 hour for heavy oil. Dalian Beigang was selected by the Dalian government to use TerraZyme products to clean up the spill. The engagement contract is formalized with the government in 2011. The balance of advance to

Page 12 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

suppliers was related to the payment deposit of TerraZyme products and other spill clean cost, which will be converted into cost of revenue when Dalian Beigang recognized oil spill treatment revenue in 2011.

	3/31/2011	12/31/2010
Prepayment for TerraZyme products	$ 348,526	$ 346,328
Project related cost	447,633	444,809
	$ 796,159	$ 791,137

5. Plant and Equipment

Plant and equipment consisted of the follows as of March 31, 2011 and December 31, 2010:-

At March 31, 2011:	Cost	Accumulated Depreciation	Net
Motor Vehicles	$ 146,597	$ 133,403	$ 13,194
Color Photo Printing Machines	396,210	208,025	188,185
Furniture and Equipment	66,392	26,907	39,485
	$ 609,199	$ 368,335	$ 240,864

At December 31, 2010:	Cost	Accumulated Depreciation	Net
Motor Vehicles	$ 145,673	$ 131,742	$ 13,931
Color Photo Printing Machines	417,248	190,115	227,133
Furniture and Equipment	40,861	22,073	18,788
	$ 603,782	$ 343,930	$ 259,852

Depreciation expenses were $24,405 and $115,299 for the three months and twelve months ended March 31, 2011 and December 31, 2010 respectively.

6. Other Payables and Accruals

Other payables and accruals at March 31, 2011 and December 31, 2010 consisted of the follows:-

Description	3/31/2011	12/31/2010
Due to a non-controlling stockholder of a subsidiary	$ -	$ -
Due to online paying agents	-	-
Deposits received	16,743	16,636
Advanced payment received	138,470	139,593
Accrued expenses	31,077	208,270
Others	123,772	120,998
	$ 310,062	$ 485,497

Page 13 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

7. Related Party Transactions

A. Related party receivable

The Company's director Mr. Yu Jianhua subscribed 3,000,000 shares of the Company's common stock at a price of $0.75 on August 11, 2009. On August 28, 2009, the Company issued 1,500,000 shares valued at $1,125,000 to the subscriber. Mr. Yu Jianhua has paid $1,065,383 to the Company. The remaining balance of $59,617 was still unpaid at March 31, 2011 and was accordingly recorded as related party receivable.

B. Related party payable

Since the Company incurred accumulated operation deficits, it had difficulty to generate sufficient working capital for business activities. The Company borrowed additional capital from the shareholder and chairman Ms. Zhao Yan to maintain its daily operation. As of March 31, 2011, the Company totally recorded related party payable to Ms. Zhao Yan of $ 1,274,131.

8. Income Taxes

In respect of the Company and its subsidiary domiciled and operated in United States and the People's Republic of China, the taxation of these entities are summarized below:

Entities	*Countries of Domicile*	*Income Tax Rate*
Northport Network Systems, Inc.	United States	34.00%
Dalian Beigang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the three months ended March 31, 2011 and 2010.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiary:-

Description		3/31/2011		3/31/2010
Income (loss) before taxes:				
US Federal	$	(115,272)	$	(6,810)
PRC		(103,976)		(91,622)
Total income before taxes	$	(219,248)	$	(98,432)
Provision for taxes:				
Current:				
U.S. Federal	$	-	$	-
State		-		-
China		-		-

Page 14 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	$	-	$	-
Deferred:				
U.S. Federal	$	-	$	-
China		-		-
Valuation Allowance		-		-
Deferred tax:		-		-
		-		-
Total provision for taxes	$	-	$	-
Effective tax rate		N/A		N/A

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months ended March 31, 2011 and 2010 are shown in the following table:-

	3/31/2011	3/31/2010
U.S. federal statutory income tax rate	N/A	N/A
Lower rates in PRC, net	N/A	N/A
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	N/A	N/A

9. Earnings per Share

		3/31/2011		3/31/2010
Basic earnings per share numerator				
- Net income (loss)	$	(219,248)	$	(74,407)
- Net income (loss) attributable to common stockholders	$	(219,248)	$	(85,955)
Diluted earnings per share numerator	$	(219,248)	$	(85,955)
Original shares:		31,700,012		34,200,012
- Issuance of common stock		2,000,000		-
Basic weighted average shares outstanding		33,700,012		34,200,012
Dilutive shares:		-		-
Diluted weighted average shares outstanding:		33,700,012		34,200,012
Earnings (loss) per share				
- Basic	$	(0.007)	$	(0.003)
- Diluted	$	(0.007)	$	(0.003)
Weighted average shares outstanding				
- Basic		33,700,012		34,200,012

Page 15 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

- Diluted	33,700,012	34,200,012

10. Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

11. Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and amounts due from and due to related parties. The fair values of these financial instruments approximate their carrying values due to the relatively short-term maturity of these instruments.

Interest Rate and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of accounts receivable and amounts due from related parties.

The Company's accounts receivable are from repeat customers. The Company extends credits to its customer and has accrued an allowance for doubtful accounts to account for the risk of default by its customers. Management regularly monitors the level of accounts receivable attributable to each customer and the length of time taken for amounts to be settled and where necessary, takes appropriate action to collect on past due balances.

Management does not believe that there is a concentration of credit risk arising from any one customer related to accounts receivables. In the event that a customer becomes unable to pay its balance due, the maximum loss would be the carrying value of the accounts receivable. Management does believe there is significant concentration of risk from related parties and if any of the related parties as detailed in Note 5 become insolvent, the Company may suffer material losses.

Currency Risk

The Company generates revenues and incurs expenses and expenditures primarily in China and is exposed to risk from changes in foreign currency rates if it were to actually convert its RMB into USD. The Company has not hedged its exposure to currency fluctuations.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company's objective to managing liquidity risk is to ensure that it has sufficient cash available to

Page 16 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

meet its liabilities when they become due. The ability to settle it obligations is reliant on the Company collecting its accounts receivables and amounts due from related parties in a timely manner and by maintaining sufficient cash on hand.

12. Discontinued Operation

On October 9, 2009, the Company and Dalian Beigang entered into a definitive agreement with the stockholders of Shenyang Ling Xiao Aviation Services Co., Ltd ("Ling Xiao"), in which the Company issued 2,700,000 shares of common stock at a fair market value of $3,240,000 to acquire 51% equity interest of Ling Xiao's net assets of $125,062. Goodwill valued $3,114,938 was fully impaired for the year ended December 31, 2009. Ling Xiao was primarily engaged in air-ticketing agency services.

On April 1, 2010, the Company and Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao. For exchange, the 49% stockholder returned 2,500,000 shares of the Company's common stock to the Company. The agreement was finalized on May 11, 2010. Pursuant to the agreement, the divestiture was effective on April 1, 2010. The value of the 200,000 shares common stock and the operation loss of Ling Xiao for the three months ended March 31, 2010 were classified as discontinued operation loss. The following table is a summary of Ling Xiao's financial position and result of operations as of and for the twelve months ended December 31, 2010.

Shenyang Ling Xiao Aviation Services Co., Ltd

Condensed Balance Sheet			Condensed Statement of Income		
Assets			Sales revenue	$	-
Current assets	$	-	Cost of sales		-
Non-current assets		-	Gross Profit		-
Total assets		-			
			Operating Income		-
Liabilities					
Current liabilities		-	Income tax		-
Non-current liabilities			Loss from discontinued		
Total liabilities		-	operation, net of tax		(125,062)
Net Assets	$	-	Net Income	$	(125,062)

13. Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company has an accumulated deficit of $6,492,278 due to the fact that the Company continued to incur losses over the past few years. The Company's total current liabilities exceed the total current assets of $535,405.

Page 17 of 18

Northport Network Systems, Inc.
Notes to Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

14. Operating Lease Commitments

For the twelve months ending December 31:-

15. Segment Information

The Company reports its primary segment information based on its principal operating activities. For management purpose, during the year ended December 31, 2009, the Company was organized into three major operating divisions and reporting segments based on product line: (1) Color photo printing, (2) Online shopping, and (3) Air-ticketing agency services.

However, the Company did not generate material revenue in the current year. Therefore, management concludes that segment reporting is not applicable as of and for the three months ended March 31, 2011

16. Share Compensation

Pursuant to the consultant agreement, the Company granted 2,000,000 shares of common stock to a consultant for the compensation of consulting service with a market price of $0.02 per share. A total cost of $40,000 was charged to general and administrative expense, and credited into common stock and additional paid in capital. The incorporation of this stock transaction has the impact of decreasing the current year's net income by $40,000 or $0.0012 per share using the weighted average of shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States. No tax benefit has yet to be accrued or realized for the three months ended March 31, 2011.

Page 18 of 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Northport Network Systems, Inc. conducts business in China through a Wholly Owned Foreign Enterprise (“WOFE”) subsidiary, Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), which developed a digital photo processing kiosk technology, which operates under the trade name “Colorstar”. We entered into an agreement dated June 23, 2005, to acquire 100% of Dalian Beigang and obtained Chinese government approval of the WOFE business license on May 17, 2006. We have installed a limited number of test units in commercial locations in Dalian, PRC during the past four years. The technology has been developed on a “platform” basis and this initial application is presented in a modular kiosk format. This application is presented as a stand-alone, digital photo processing kiosk, allowing users to select and print standard size photos for a fee. Other applications are currently being developed.

In addition, during 2010 we commenced development of an e-commerce website known as UrMart.net which we intend to test launch as early as in the summer of 2012 and generate revenues from sales made through the site. The website UrMart.net was at its trial stage at the end of 2010. UrMart is an online trading platform designed for registered shopping guide members and is also an online shopping platform for the general buying public. Shopping guide members can make decisions such as analyzing and evaluating merchants’ product information and price strategies, which are released by merchants on our platform. General shopping guide members can operate their own business by using our no-cost and zero-risk platform located at www.urmart.net.

During 2010, we discontinued operations of our Tenet, tax filing software division as a result of changes to the China National Tax Bureau filing access procedures. In May 2010, we divested our 51% equity interest in Shenyang Ling Xiao Aviation Services Co., Ltd (“Ling Xiao”), which operates online and call center travel booking operations in the Chinese cities of Dalian and Shenyang.

Current Status of Colorstar Operations.

Currently, all operations of Colorstar are suspended. We are re-evaluating our digital photo processing technology business and considering ways to re-shape our technology and business model with view towards long term commercial success. However, we will require addition capital to re-shape our technology, and we can not provide assurances that we will be successful in our endeavors.

Other Business Activities

We took on two government oil contamination clean up projects in September 2010. These projects involve the use of biological cleaning methods to clean up oil spill in Jinzhou district in Dalian. One project involves the clean up of approximately 1.3 kilometers of seashore line or an area of 95,159.6 Square Meter and the other project involves the clean up of approximately 180 meters of seashore line or an area of 7,800 Square Meter. We expect to receive up to RMB7,340,000 or US$1,118,902 and RMB2,995,200 or US$456,585 for these two projects. On April 11, 2011, we received the first payments for both project for RMB5,140,000 or US$783,537 and RMB1,790,000 or US$272,866. We anticipate receiving the remaining balance during second quarter of 2011. We do not plan to continue this business due to lack of capital resources. We plan to use the proceeds from these projects for repayment of loans from Yan Zhao, our President, and for our other working capital needs.

Our oil spill clean-up projects uses product manufactured by Oppenheimer Biotechnology Incorporated (OBI), which specializes in Bioremediation for over 20 years. The OBI Formula I and TerraZyme are OBI manufactured products with naturally occurring microorganisms that recycle simple, complex and chlorinated hydrocarbons into natural compounds. These naturally occurring hydrocarbon digesting microbes convert pollutants into environmentally beneficial products. The application of OBI products effectively cleaned up the oil spill along the seashore line with clear visual and actual results. The Oppenheimer Formula has been listed on U.S. EPA National Contingency Plan Product Schedule since 1991.

Dalian Beigang Biotech

In June, 2010, Dalian Beigang acquired a series of Chinese patents focused on health diagnostic applications and products. The Company plans to establish a 90% owned subsidiary corporation, Dalian Beigang Biotech Inc., which will be located in Dalian, China. Subject to available funds, the company plans to develop, commercialize and popularize advanced In Vitro Diagnostic (IVD) kits/devices to improve the overall health of humans. Its primarily focus will be to design, develop, patent and market home-applicable diagnostic test papers and portable diagnostic devices related to human cardiovascular diseases. The company plans to initially develop up to 4 IVD products. The company needs to raise approximately $2,000,000 additional capital in order to begin the product development. As of the date of this filing, the Company does not have any formal arrangement for any debt or equity financing and can not predict whether it will be successful in obtaining such capital or developing the proposed IV products.

Online Education Services (Acquisition to be completed upon completion of due diligence)

On June 18, 2010, a wholly owned subsidiary of Northport entered into an equity agreement in accordance with Company Law of the People's Republic of China with three unaffiliated individuals, Jia Yi, Wu Peng and Yuan Huixiong pursuant to which Northport Dalian would acquire a 65% equity interest in Beijing XinLu Zheng Bao Cheng Education Technology Co. Ltd. (“Beijing Bao Cheng”), an existing educational business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares in the Company being issued as follows: 1.2 million shares to Jia Yi;  0.9 million shares to Wu Peng; and 0.9 million shares to Yuan Huixiong, the shareholders of Beijing Bao Cheng. Jia Yi, Wu Peng and Yuan Huixiong collectively own the remaining 35% of Beijing Bao Cheng.

Beijing Bao Cheng was incorporated in the People’s Republic of China (“PRC”) on December 21, 2009. Beijing Bao Cheng is engaged in professional training services. The Company provides professional training programs and services to students taking legal services, construction inspections and nursing examinations through the classroom and online training programs. Students can enroll at the Company’s training facilities in Beijing and Guangzhou and franchisee network located throughout China or enroll for online courses. Tuition fees are generally paid in advance and are recognized when earned, ratably over the service period on a straight line basis, net of business taxes and related surcharges. The Company also sells reference materials to students and revenue is recognized upon delivery of the reference materials to the students over the subscription period the classroom or online course is available.

As of the date of this filing, the Company is conducting due diligence on Beijing Bao Cheng and expects to complete the acquisition before end of fiscal 2011.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following is a summary of the Company’s statement of operations for the quarter ended

March 31, 2011 and 2010:

	3/31/2011	3/31/2010
Revenue	$93	$1
Cost of revenue	5	1,241
Gross profit (loss)	88	(1,240)

Selling expenses	26,467	-
General and administrative expenses	190,673	96,595
Impairment loss	2,203	-
Total operating expenses	219,343	96,595

Operating income (loss)	(219,255)	(97,835)

Income (loss) from continued operation before income tax	(219,248)	(98,432)

Provisions for income tax (tax benefit)	-	-

Net income (loss) from continued operation	(219,248)	(98,432)

Gain (loss) from discontinued operation, net of tax	-	24,025

Net income (loss)	$(219,248)	$(74,407)

Revenues

Revenues for the three months ended March 31, 2011 were $93 compared with $1 for the comparable period in 2010. Colorstar operation generated no revenue for the quarter ended March 31, 2011 and $1 for the comparable period in 2010. As mentioned herein, the Colorstar operation is presently suspended.

Cost of revenue for the three months ended March 31, 2011 were $5 compared with $1,241 for the comparable period in 2010. The decrease in cost of revenue is due to suspension of the Colorstar operation.

Operating Expenses.

Selling, general and administrative expenses were $217,140 for the three months ended March 31, 2011 as compared to $96,595 for the comparable 2010 period; an increase of $120,545 or 124.8%. Selling, general and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The increase for the current period is mainly due to increase in depreciation cost of $21,407, $18,670 in professional fees paid to former auditor Baker Tilley Hong Kong Limited for services rendered for 2009 and 2010, but was not recorded in prior accounting period, as well as an increase in stock-based compensation expense to a consultant for $40,000 for the issuance of 2,000,000 shares of common stock.

Losses from Operations.

Net losses from operations for three months ended March 31, 2011 were $219,248 compared with $74,407 for the comparable 2010 period for the reasons discussed above.

Net Income (Loss) and earnings (Loss) per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed on a similar basis to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The increase in loss per share was primarily the result of increases in expenses discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,492,278 at March 31, 2011. The Company’s current liabilities also exceed its current assets by $535,405.

Contractual cash commitments for the fiscal years subsequent to March 31, 2011, are summarized as follows:

The Company leases office spaces from external parties under 4 operating agreements, which will expire on August 1, 2011, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $1,936, $4,397 and $255, respectively. The impact to the Company’s results of operations, in the form of rent expense, for the three months ended March 31, 2011 was $8,497. The Company’s lease contracts with each of the third parties calls for non-cancellable operating lease commitment as follow:

For the twelve months ending December 31:-

Fiscal Years	Commitments
2011	$76,087
2012	71,255
2013	56,760
$204,102

For the three months ended March 31, 2011, our cash and cash equivalents decreased from $7,476 to $3,870 for the comparable period in 2010.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $6,492,278 at March 31, 2011. Our auditors stated in their report on our audited financial statements for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern, including the raising of additional capital.

We are now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year. However, there are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, our business may fail.

Cash Used in Operating Activities

Cash used in operating activities was $31,615 during the three months ended March 31, 2011, as compared to $20,965 during the three months ended March 31, 2010.

Cash Used in Investing Activities

Cash provided by investing activities was $812 for the three months ended March 31, 2011 compared to $2,633 during comparable period in 2010.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During the three months ended March 31, 2011, we had no cash from financing activities.

As of March 31, 2011, a director owes $59,617 to the Company in connection with a stock subscription in 2009.

As of March 31, 2011 and March 31, 2010, the Company owed $1,274,131 and $247,714 respectively to the Company’s President as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is due on demand.

Future Financings

We anticipate continuing to rely on equity sales of our common shares or debt convertible to equity in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Revenue Recognition

We have no revenue from the sale of color photo printing services. The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by the franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relations.

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

Foreign currency translation

Northport Network maintains its accounting records in its functional currencies of United States Dollars (“US$”) while Dalian Beigang maintain its accounting records in their functional currencies of Renminbi (“RMB”).

Foreign currency transactions during the period are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of Dalian Beigang whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within Other Comprehensive Income.

The translation difference recorded for the three months ended 2011 and 2010 was a loss of $9,727 and a loss of $409, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amount could have been, or could be, converted into US Dollar at the rates used in translation.

Long-lived assets

In accordance with FASB Codification Topic 360 (“ASC Topic 360”), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. During the three months ended March 31, 2011 and March 31, 2010, the company recorded impairment loss of $2,203 and $0, respectively.

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

Recently Issued Accounting Standards

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement

No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation). The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 13, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 13, 2011, the Company’s internal control over financial reporting was effective.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect,

our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Yan Zhao

Yan Zhao
Chief Executive Officer, President and Director
Date: May 13, 2011

Per:	s/ Jim H. Qian

Jim H. Qian
Chief Financial Officer and Director
Date: May 13, 2011

36