Form 10-Q
period 2011-06-30
Northport Network Systems, Inc.
filed 2011-08-19
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52728

NORTHPORT NETWORK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Washington	76-0674579
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Union Street, Suite #4200, Seattle, Washington 98101

(Address of principal executive offices) (Zip Code)

(206) 652-3451

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2011, the registrant had 33,700,012 shares of its common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Northport Network Systems, Inc.

Consolidated Financial statements

June 30, 2011 and December 31, 2010

(Stated in US Dollars)

Northport Network Systems, Inc.

Contents Pages

Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets	6 – 7

Consolidated Statements of Income	8

Consolidated Statements of Cash Flows	9

Consolidated Statements of Stockholders’ Equity	10

Notes to Financial Statements	11 – 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Northport Network Systems, Inc.

We have reviewed the accompanying interim consolidated Balance Sheets of Northport Network Systems, Inc. ("the Company") as of June 30, 2011 and December 31, 2010, and the related statements of income, stockholders' equity, and cash flows for the three months and six months ended June 30, 2011. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantive losses, which raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Samuel H. Wong & Co., LLP
San Mateo, California	Samuel H. Wong & Co., LLP
August 8, 2011	Certified Public Accountants

Northport Network Systems, Inc.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	06/30/2011	12/31/2010
Assets
Current assets
Cash and cash equivalents	2D	$5,562	$4,400
Other receivables	3	224,352	226,584
Related party receivable	7(A)	59,617	59,617
Inventory		—	2,195
Advance to suppliers	4	267,045	791,137
Total current assets		556,576	1,083,933
Non-current assets
Plant and equipment, net	2F,5	224,382	259,852
Deposits		56,439	68,420
Total non-current assets		280,821	328,272
Total Assets		$837,397	$1,412,205
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable		$24,796	$36,712
Other payables and accruals	6	285,925	485,497
Taxes payable		339	273
Related party payable	7(B)	506,465	933,098
Total current liabilities		817,525	1,455,580
Total Liabilities		$817,525	$1,455,580

See Accompanying Notes to the Financial Statements and Accountant's Report

Northport Network Systems, Inc.

Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	6/30/2011	12/31/2010
Stockholders' Equity
Preferred stock, $0,001 par value, 100,000,000
shares authorized; nil shares issued and outstanding as of June 30, 2011 and December 31,		$—	$—
2010, respectively
Common stock, $0,001 par value, 100,000,000
shares authorized; 33,700,012 and 31,700,012 shares issued and outstanding as of June 30, 2011		33,700	31,700
and December 31, 2010, respectively
Additional paid in capital - common stock		2,850,144	2,812,144
Treasury Stock, $0,001 par value, 2,500,000 shares
issued and outstanding as of June 30, 2011 and		2,500	2,500
December 31, 2010
Additional paid in capital - treasury stock		2,997,500	2,997,500
Statutory reserves	2/	58,985	58,985
Retained earnings (accumulated deficits)		(6,223,984)	(6,273,030)
Accumulated other comprehensive income	2N	301,027	326,826
Total stockholders' equity		19,872	(43,375)

Total Liabilities and Stockholders' Equity		$837,397	$1,412,205

See Accompanying Notes to the Financial Statements and Accountant's Report

Northport Network Systems, Inc.

Consolidated Statements of Income

For the three months and six months ended June 30, 2011 and 2010

(Stated in US Dollars)

	Note	Three months ended		Six months ended
		6/30/2011	6/30/2010	6/30/2011	6/30/2010
Revenue	2K	$1,058,539	$26,924	$1,058,632	$26,925
Cost of revenue		535,225	13,708	535,230	14,949
Gross profit		523,314	13,216	523,402	11,976
Selling expenses		75,854	—	102,321	—

General and administrative expenses	16	181,531	955,712	372,204	1,052,307
Impairment loss		(2,203)	—	—	—
Total operating expenses		255,182	955,712	474,525	1,052,307

Operating income (loss)		268,132	(942,496)	48,877	(1,040,331)

Other income		—	395	—	2,432
Interest income		162	91	169	150
Other expense		—	(1)	—	(403)
Interest expense		—	(3,164)	—	(5,455)
Total other income (expenses)		162	(2,679)	169	(3,276)
Income (loss) from continued operation		268,294	(945,175)	49,046	(1,043,607)

Provisions for income tax	21,8	—	—	—	—
Net income (loss) from continued operation		268,294	(945,175)	49,046	(1,043,607)
Gain (loss) from discontinued operation, net of tax	12	—	1,209,776	—	1,222,253
Net income (loss)		$268,294	$264,601	$49,046	$178,646
Net income (loss) attributable to:
- Common stockholders		$268,294	$264,118	$49,046	$178,163
- Non-controlling interest			$483		$483

Earnings (loss) per share	2L, 9
Basic		$0.01	$0.01	$0.00	$0.01
Diluted		$0.01	$0.01	$0.00	$0.01

Weighted average shares outstanding
Basic		33,700,012	34,804,408	33,700,012	34,505,568
Diluted		33,700,012	34,804,408	33,700,012	34,505,568

See Accompanying Notes to the Financial Statements and Accountant's Report

Northport Network Systems, Inc.

Consolidated Statements of Cash Flows

For the three months and six months ended June 30, 2011 and 2010

(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net lncome/(loss)	$268,294	$264,601	$49,046	$178,646
Adjustments to reconcile net income to net cash provided by / (used
in) operating activities
Gain(Loss) on disposal of property and equipment	—	—	—	(1,886)
Impairment of inventory	—	—	2,195	—
Depreciation	28,445	9,229	52,850	12,976
Imputed interest expense on due to stockholders	—	3,164	—	5,455
(lncrease)/decrease in other receivable	2,256	—	2,231	—
(IncreaseJ/decrease in prepayments	529,114	(37,717)	524,092	(36,611)
Increase/fdecrease) in accounts payables and accruals	(36,286)	(148,649)	(211,488)	(76,892)
lncrease/(decrease) in related party payable	(767,664)	116,071	(426,631)	116,071
Increase/fdecrease) in taxes payables	(183)	849	66	843
lncrease/(decrease) in Deferred revenue	—	200,785	—	200,785
Net cash used in operating activities of discontinued operation	—	(1,198,216)	—	(1,210,235)
Net cash provided by / (used in (operating activities	23,976	(789,883)	(7,639)	(810,848)
Cash flows from investing activities
Net cash inflow from acquisition of subsidiary	—	104,881		104,881
Net cash outflow from disposal of subsidiary	—	(237,053)		(237,053)
(Increasej/decrease of deposits	5,750	—	11,980	—
(Increasej/decrease of plant and equipment	(11,963)	(1,242)	(17,380)	1,391
Net cash used in investing activities	(6,213)	(133,414)	(5,400)	(130,781)
Cash flows from financing activities
Issuance of Common Stock	—	903,638	40,000	900,000
Net cash used in financing activities	—	903,638	40,000	900,000
Net increase (decrease) of cash and cash equivalents	17,763	(19,659)	26,961	(41,629)
Effect of foreign currency translation on cash	(16,071)	217,700	(25,799)	217,312
Cash & cash equivalents at beginning of year	3,870	7,476	4,400	29,834
Cash & cash equivalents at end of year	$5,562	$205,517	$5,562	$205,517
Non-cash flow transaction:
Issuance of shares for consultant service 16		$900,000	$40,000	$900,000
Supplementary information
Interest received	$162	$91	$169	$150
Income taxes paid	$-	$-	$-	$(6,888)

Northport Network Systems, Inc.

Consolidated Statements of Stockholders' Equity

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Number Of Shares	Common Stock	Additional Paid in Capital - Common Stock	Stock Subscription Receivable	Treasury Stock	Additional Paid in Capital - Treasury Stock	Statutory Reserve	Non-Controlling Interest	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	34200012	$34,200	$5,862,090	$(224,641)	$—	$—	$146648	$144,308	$(5,678,857)	$(88,191)	$195,557
Net loss	—	—	—	—	—	—	—		(681835)	—	(681835)
Reallocation of statutory reserve to retained earnings							(87663)		87663
Cancellation of Lingxiao Acquisition	(2500000)	(2500)	(2997500)		2500	2997500		(144308)			(144308)
Compensation Receipt	—	—	—	224641	—	—	—		—	—	224641
Adjustment of prior year APIC	—	—	(52446)	—	—	—	—		—	—	(52446)
Foreign currency translation adjustment										415016	415016
Balance at December 31, 2010	31700012	$31,700	$2,812,144	$—	$2,500	$2,997,500	$58,985	$—	$(6,273,030)	$326,825	$(43,375)

Balance at January 1, 2011	31700012	$31,700	$2,812,144	$—	$2,500	$2,997,500	$58,985	$—	$(6,273,030)	$326,825	$(43,375)
Net Income	—	—	—	—	—	—	—		49046	—	49046
Shares compensation	2000000	2000	38000	—	—	—	—	—	—	—	40000
Foreign currency translation adjustment										(25799)	(25799)
Balance at June 30, 2011	33700012	$33,700	$2,850,144	$—	$2,500	$2,997,500	$58,985	$—	$(6,223,984)	$301,027	$19,872

Comprehensive Income	12/31/2010	6/30/2011	Total
Net Income	$(681,835)	$49,046	$(632,789)
Other Comprehensive Income
Foreign Currency Translation Adjustment	415,016	(25,799)	389,217
Total	$(266,819)	$23,247	$(243,572)

See Accompanying Notes to the Financial Statements and Accountant's Report

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

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

On June 23, 2005, the Company entered into a definitive agreement with the shareholders of Dalian Beigang Information Industry Development Company Limited ("Dalian Beigang"), to which the Company issued 1,500,000 shares with $0,001 par value to Dalian Beigang shareholders in exchange of all issued and outstanding shares of Dalian Beigang. Since both companies were under common management, the exchange of shares had been accounted for as a reorganization of entities under common control.

The Company conducts its operations through its wholly owned subsidiary Dalian Beigang, which was incorporated in the People's Republic of China ("PRC") on June 20, 1997 with its principal place of business in Dalian, PRC.

B. Products and Operations

Dalian Beigang is principally engaged in color photo printing business. Dalian Beigang owns a trade name "Colorstar", which was registered with the Industrial and Commercial Administration of PRC, as well as a patent applied for the color photo printing technology. During the year 2010, the Company developed an online shopping website known as UrMart.net. However this website has not been launched. No revenue has been generated from sales through the site. For the year 2011, the Company developed a spilled oil clean up business on the specified seaboard for the Dalian government, the revenue for the six months ended in June 30, 2011 is all from the spilled oil clean up business.

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

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

In compliance with the PRC Foreign Corporation Investment rule, which prohibits foreign owned entity to directly acquire domestic enterprise within the territory of China, the acquisition structure will be classified as the acquiree Xin Lu Zheng being 65% equity owned subsidiary of Dalian Beigang upon the closing of this acquisition. However, as of June 30, 2011, The Company, Dalian Beigang and Xin Lu Zheng have not finished the equity transfer procedure with Beijing City Industrial and Commercial Administration.

Therefore, the accompanying consolidated financial statements as of and for the six months ended June 30, 2011 include only the accounts of the Company and its wholly owned subsidiary Dalian Beigang, but not the accounts of Xin Lu Zheng. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries' capitalization have been eliminated.

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

F. Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Color printing machine	4 years
Motor vehicles	5 -10 years
Furniture, fixtures and equipment	2 - 5 years

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

At June 30, 2011, the Company assessed its color printing machine, motor vehicle and equipment for production and has concluded that its long-lived assets have not experienced any impairment losses.

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

I. Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

J. Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of Dalian Beigang is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

K. Revenue recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 ("ASC Topic 605"), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company's revenues are considered to have been met asfollows:-

(1) Color photo printing services

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

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees' payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents' sales were $0 for the six months ended June 30, 2011 and 2010 respectively.

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers' receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $0 for the six months ended June 30, 2011 and 2010 respectively.

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

(2) Online shopping

The website UrMart.net is at its trial stage, the revenue derived from is insignificant and recorded on receipt of subscription fees from members. The management will review this policy on official launch of this website.

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

(4) Spilled oil clean up business

The Company engaged contract with PRC government for oil clean up service. Government retained the environmental protection agent to assess the work process and approve the completion of spilled oil cleanup project. Revenue is recognized only upon the receipt of protection agency's report, which used the percentage of completion method to evaluate the completeness assertion. For the six months ended June 30, 2011, total 67% of contract revenue was recognized and approved by the government's agent.

L. Earnings per share

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

M. Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company's current component of other comprehensive income is the foreign currency translation adjustment.

N. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

O. Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments to the consolidated financial statements.

P. Recent accounting pronouncements

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 "Revenue Recognition (Topic 605) that management adopted on January 1, 2011.

3.	Other receivables

Other receivables consisted of the follows as of June 30, 2011 and December 31, 2010:-

	6/30/2011	12/31/2010
Office lease security deposit	$1,677	$3,879
Employee borrowings	222,705	222,705
	$224,382	$226,584

4.	Advance to Suppliers

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

The balance of advance to suppliers was related to the payment deposit of TerraZyme products and other spill clean cost, which will be converted into cost of revenue when Dalian Beigang recognizes oil spill treatment revenue.

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

	6/30/2011	12/31/2010
Prepayment for TerraZyme products	$116,902	$346,328
Project related cost	150,143	444,809
	$267,045	$791,137

5.	Plant and Equipment

Plant and equipment consisted of the follows as of June 30, 2011 and December 31, 2010:

At		Accumulated
June 30, 2011:	Cost	Depreciation	Net
Motor Vehicles	$149,004	$136,431	$12,573
Color Photo Printing Machines	402,713	229,862	172,851
Furniture and Equipment	69,445	30,487	38,958
	$621,162	$396,780	$224,382
At		Accumulated
December 31, 2010:	Cost	Depreciation	Net
Motor Vehicles	$145,673	$131,742	$13,931
Color Photo Printing Machines	417,248	190,115	227,133
Furniture and Equipment	40,861	22,073	18,788
	$603,782	$343,930	$259,852

Depreciation expenses were $52,850 and $115,299 for the six months and year ended June 30, 2011 and December 31, 2010 respectively.

6.	Other Payables and Accruals

Other payables and accruals at June 30, 2011 and December 31, 2010 consisted of the follows:-

Description	6/30/2011	12/31/2010
Deposits received	$19,378	$16,636
Advanced payment received	142,785	139,593
Accrued expenses	—	208,270
Others	123,762	120,998
	$285,925	$485,497

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

7.	Related Party Transactions

A. Related party receivable

The Company's director Mr. Yu Jianhua subscribed 3,000,000 shares of the Company's common stock at a price of $0.75 on August 11, 2009. On August 28, 2009, the Company issued 1,500,000 shares valued at $1,125,000 to the subscriber. Mr. Yu Jianhua has paid $1,065,383 to the Company. The remaining balance of $59,617 was still unpaid at June 30, 2011 and was accordingly recorded as related party receivable.

B. Related party payable

Since the Company incurred accumulated operation deficits, it had difficulty to generate sufficient working capital for business activities. The Company borrowed additional capital from the shareholder and chairman Ms. Zhao Yan to maintain its daily operation. As of June 30, 2011, the Company totally recorded related party payable to Ms. Zhao Yan of $ 506,465.

8.	Income Taxes

In respect of the Company and its subsidiary domiciled and operated in United States and the People's Republic of China, the taxation of these entities is summarized below:-

Entities	Countries of Domicile	Income Tax Rate
Northport Network Systems, Inc.	United States	34.00%
Dalian Beigang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the six months ended June 30, 2011 and 2010.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiary:-

Description	6/30/2011	6/30/2010
Income (loss) before taxes:
US Federal	$(164,005)	$(7,629)
PRC	213,051	185,792
Total income before taxes	$49,046	$178,163
Provision for taxes:
Current:
U.S. Federal	$—	$—
State	—	—
China	53,263	—
	$53,263	$—
Deferred:
U.S. Federal	$—	$—

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

China	(53,263)	—
Valuation Allowance	—	—
Deferred tax:	(53,263)	—
Total provision for taxes	$—	$—
Effective tax rate	N/A	N/A

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2011 and 2010 are shown in the following table:-

	6/30/2011	6/30/2010
U.S. federal statutory income tax rate	N/A	N/A
Lower rates in PRC, net	N/A	N/A
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	N/A	N/A

9.	Earnings per Share

	6/30/2011	6/30/2010
Basic earnings per share numerator Net income (loss)	$49,046	$178,646
Net income (loss) attributable to common stockholders	$49,046	$178,163
Diluted earnings per share numerator	$49,046	$178,163
Original shares:	31,700,012	34,200,012
- Weighted issuance of common stock	2,000,000	305,556
Basic weighted average shares outstanding	33,700,012	34,505,568
Dilutive shares:	—		_
Diluted weighted average shares outstanding:	33,700,012	34,505,568
Earnings (loss) per share - Basic	$0.00	$0.01
-Diluted	$0.00	$0.01
Weighted average shares outstanding - Basic	33,700,012	34,505,568
-Diluted	33,700,012	34,505,568

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company's objective to managing liquidity risk is to ensure that it has sufficient cash available to meet its liabilities when they become due. The ability to settle it obligations is reliant on the Company collecting its accounts receivables and amounts due from related parties in a timely manner and by maintaining sufficient cash on hand

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

12.	Discontinued Operation

On April 1, 2010, the Company and Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao. For exchange, the 49% stockholder returned 2,500,000 shares of the Company's common stock to the Company. The agreement was finalized on May 11, 2010. Pursuant to the agreement, the divestiture was effective on April 1, 2010. The value of the 200,000 shares common stock and the operation loss of Ling Xiao for the six months ended June 30, 2010 were classified as discontinued operation loss. The following table is a summary of Ling Xiao's financial position and result of operations as of and for the twelve months ended December 31, 2010.

Shenyang Ling Xiao Aviation Services Co., Ltd

Condensed Balance Sheet		Condensed Statement of Income
Assets		Sales revenue	$-
Current assets	$	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	-
		Operating Income	-
Liabilities
Current liabilities	-	Income tax	-
Non-current liabilities		Loss from discontinued
Total liabilities	-	operation, net of tax	(125,062)

Net Assets	$	Net Income	$(125,062)

13.	Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2011, the Company has an accumulated deficit of $6,223,984 due to the fact that the Company incurred losses over the past few years.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

Northport Network Systems, Inc.

Notes to Financial Statements

As of June 30, 2011 and December 31, 2010

(Stated in US Dollars)

14.	Operating Lease Commitments

The Company leases office spaces from external parties under 4 operating agreements, which will expire on August 1, 2011, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $1,936, $4,397 and $255. The impact to the Company's results of operations, in the form of rent expense, for the six months ended June 30, 2011 was $14,623. The Company's lease contracts with the third parties calls for non-cancellable operating lease commitment as follow:

For the year ending December 31:-

Fiscal Years	Commitments
2011	$76,087
2012	71,255
2013	56,760
$204,102

15.	Segment Information

The Company reports its primary segment information based on its principal operating activities. For management purpose, during six months ended June 30, 2011, the Company was organized into three major operating divisions and reporting segments based on product line: (1) Color photo printing, (2) Online shopping, (3) Air-ticketing agency services, and (4) Spilled oil clean service.

However, the Company only generated revenue from the oil clean service in the current year. Therefore, management concludes that segment reporting is not applicable as of and for the six months ended June 30, 2011

16.	Share Compensation

Pursuant to the consultant agreement, the Company granted 2,000,000 shares of common stock to a consultant for the compensation of consulting service with a market price of $0.02 per share. A total cost of $40,000 was charged to general and administrative expense, and credited into common stock and additional paid in capital. The incorporation of this stock transaction has the impact of decreasing the current year's net income by $40,000 or $0.0012 per share using the weighted average of shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States. No tax benefit has yet to be accrued or realized for the six months ended June 30, 2011.

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

Other Business Activities

We took on two government oil contamination clean up projects in September 2010. These projects involve the use of biological cleaning methods to clean up oil spill in the Jinzhou district in Dalian. The first project involved the clean up of approximately 1.3 kilometers of shore line or an area of 95,159.6 square meters and the second project involved the clean up of approximately 180 meters of shore line or an area of 7,800 square meter. Both contracts are with the MaQiaoZi street office of the Development Zone of Dalian. As of June 30, 2011, we have completed both projects. We expect to receive up to RMB7,340,000 or US$1,118,902 for the first project and RMB2,995,200 or US$456,585 for the second project. On April 11, 2011, we received the payment of RMB5,140,000 or US$787,462 for the first project and RMB1,790,000 or US$274,233 for the second project. We anticipate receiving the remaining amounts due during third quarter of 2011. We plan to use the proceeds from these projects for to repay loans totaling $506,465 as of June 30, 2011 from our chairman and largest shareholder, Yan Zhao and for working capital purposes.

We used a product manufactured by Oppenheimer Biotechnology Incorporated (OBI), which specializes in Bioremediation for over 20 years. The OBI Formula I and TerraZyme are OBI manufactured products with naturally occurring microorganisms that recycle simple, complex and chlorinated hydrocarbons into natural compounds. These naturally occurring hydrocarbon digesting microbes convert pollutants into environmentally beneficial products. The application of OBI products effectively cleaned up the oil spill along the seashore line with clear visual and actual results. The Oppenheimer Formula has been listed on U.S. EPA National Contingency Plan Product Schedule since 1991.

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

Online Education Services (Acquisition to be completed upon completion of due diligence)

On June 18, 2010, a wholly owned subsidiary of Northport entered into an equity agreement in accordance with Company Law of the People's Republic of China with Jia Yi, Wu Peng and Yuan Huixiong in regards to Northport Dalian acquiring a 65% equity interest in Beijing XinLu Zheng Bao Cheng Education Technology Co. Ltd. (“Beijing Bao Cheng”), an existing education business headquartered in Beijing China. The consideration for the 65% equity interest is 3,000,000 shares in the Company being issued as follows: 1.2 million shares to Jia Yi;  0.9 million shares to Wu Peng; and 0.9 million shares to Yuan Huixiong, the shareholders of Beijing Bao Cheng.

Beijing Bao Cheng was incorporated in the People’s Republic of China (“PRC”) on December 21, 2009. Beijing Bao Cheng is engaged in professional training services. They provide professional training programs and services to students taking legal services, construction inspections and nursing examinations through the classroom and online training programs. Students can enroll at their training facilities in Beijing and Guangzhou and at over 100 franchisee network locations throughout China, or enroll for online courses. Tuition fees are generally paid in advance and are recognized when earned, ratably over the service period on a straight line basis, net of business taxes and related surcharges. Beijing Bao Cheng also sells reference materials to students and revenue is recognized upon delivery of the reference materials to the students over the subscription period the classroom or online course is available.

As of the date of this filing, the Company is conducting due diligence on Beijing Bao Cheng and expects to complete the acquisition before end of calendar 2011.

The discussions below reflect the comparisons between the Company’s current business operations, the oil clean-up project in Dalian (which will not be continued), and the Company’s prior business operations, of providing professional training services, which have been terminated. Therefore, the year to year comparisons below may not be meaningful for an understanding of our business operations.

In addition, we remind investors that our plans to re-focus our business operations are subject to substantial risks and uncertainties. We have not made substantial progress in reaching our objectives. We can not predict whether we will be successful in identifying, selecting and investing in business, technologies, or treatments that will prove successful in our new business efforts. Our efforts will be subject to our ability to raise additional funds (which in turn will cause dilution to existing stockholders), formal agreements with numerous parties, and various approvals.  Therefore, we can not predict with certainty whether we will be successful in our re-structuring efforts and the exact combination of efforts required to achieve success.

Results of Operations

The following is a summary of the Company’s statement of operations for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Revenue	$1,058,539	$26,922424	$1,058,632	$26,925
Cost of revenue	535,225	13,708	535,230	14,949
Gross profit	523,314	13,216	523,402	11,976

Selling expenses	75,854	—	102,321	—
General and administrative expenses	181,531	955,712	372,204	1,052,307
Impairment loss	(2,203)	—	—	—
Total operating expenses	255,182	955,712	474,525	1,052,307

Operating income (loss)	268,132	(942,496)	48,877	(1,040,331)

Other income	—	395	—	2,432
Interest income	162	91	169	150
Other expense	—	(1)	—	(403)
Interest expense	—	(3,164)	—	(5,455)
Total other income (expenses)	162	(2,679)	169	(3,276)

Income (loss) from continued operation before income tax	268,294	(945,175)	49,046	(1,043,607)

Provisions for income tax	—	—	—	—

Net income (loss) from continued operation	268,294	(945,175)	49,046	(1,043,607)

Gain (loss) from discontinued operation, net of tax	—	1,209,776	—	1,222,253

Net income (loss)	$268,294	$264,601	$49,046	$178,646

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 were $1,058,539 compared with $26,924 for the comparable period in 2010. All of the revenues for the current period are due to the oil spill clean-up project in Dalian. Revenues for the 2010 period are consisting of professional training services.

Cost of revenue for the three months ended June 31, 2011 were $535,225 compared with $13,708 for the comparable period in 2010. All of the costs for the current period reflect costs associated with the oil spill clean up project. These costs include product and labor cost. Costs for the 2010 period are associated with the professional training services.

Operating Expenses.

Selling, general and administrative and impairment loss expenses were $255,182 for the three months ended June 30, 2011 as compared to $955,712 for the comparable 2010 period; an decrease of $700,530 or 73.3%. Selling, general and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The $700,530 decrease is mainly due to decrease in consulting fees of $900,000 in 2010 period, which was the value of the common shares issued to Honglin Qian for certain patent acquisitions, offset by an increase in selling expenses of $75,854 in 2011 period.

Net Income (Loss)

Net income for the three months ended June 30, 2011 were $268,294 compared with $264,601 for the comparable 2010 period. The 2011 period net income is contributed by the oil clean-up project in Dalian and the 2010 period net income was the result of a one time gain from the disposal of a subsidiary of $1,209,776 offset by net loss from continued operation of $945,175.

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

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 were $1,058,632 compared with $26,925 for the comparable period in 2010. All of the revenues for the current period are due to the oil spill clean-up project in Dalian. Revenues for the 2010 period are consisting of professional training services.

Cost of revenue for the three months ended June 30, 2011 were $535,230 compared with $14,949 for the comparable period in 2010. All of the costs for the current period reflect costs associated with the oil spill clean up project. These costs include product and labor cost. Costs for the 2010 period are associated with the professional training services.

Operating Expenses.

Selling, general and administrative expenses were $474,525 for the six months ended June 30, 2011 as compared to $1,052,307 for the comparable 2010 period; a decrease of $577,782 or 54.9%. Selling, general and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The $577,782 decrease is mainly due to decrease in consulting fees of $900,000 in 2010 period, which was the value of the common shares issued to Honglin Qian for certain patent acquisitions, offset by an increase in selling expenses of $102,321 in 2011 period.

Net Income (Loss)

Net income for the six months ended June 30, 2011 were $49,046 compared with $178,646 for the comparable 2010 period. The 2011 period net income is contributed by the oil spill clean-up project in Dalian and the 2010 period net income was the result of a one time gain from the sale of a subsidiary of $1,222,253 offset by net loss from continued operation of $1,043,607.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,223,984 at June 30, 2011. The Company’s current liabilities also exceed its current assets by $260,949 and the Company used net cash in operations during the six months period ended June 30, 2011 of $7,639.

Contractual cash commitments for the fiscal years subsequent to June 30, 2011, are summarized as follows:

The Company leases office spaces from external parties under 4 operating agreements, which will expire on August 1, 2011, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $1,936, $4,397 and $255, respectively. The impact to the Company’s results of operations, in the form of rent expense, for the six months ended June 30, 2011 was $14,623. The Company’s lease contracts with the third parties calls for non-cancellable operating lease commitment as follow:

For the year ending December 31:

Fiscal Years	Commitments
2011	$76,087
2012	71,255
2013	56,760
$204,102

As of June 30, 2011, the Company owed $506,465 to the Company’s President as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand. During the three month period ended June 30, 2011, The Company did not repay any of the outstanding debt.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $6,223,984 at June 30, 2011. Our auditors stated in their report on our audited financial statements for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

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

Cash Used in Operating Activities

Cash used in operating activities was $7,639 during the six months ended June, 2011, as compared to $810,848 during the six months ended June, 2010.

Cash Used in Investing Activities

Cash used in investing activities was $5,400 for the six months ended June 30, 2011 compared to $130,781 during comparable period in 2010.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During the six months ended June 30, 2011, we had no cash from financing activities.

As of June 30, 2011, a related party owed $59,617 to the Company in connection with a stock subscription in 2009.

As of June 30, 2011 and June 30, 2010, the Company owed $506,465 and $398,281 respectively to the Company’s President as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand.

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

The translation difference recorded for the six months ended 2011 and 2010 was a loss of $25,799 and a loss of $4,936, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amount could have been, or could be, converted into US Dollar at the rates used in translation.

Long-lived assets

In accordance with FASB Codification Topic 360 (“ASC Topic 360”), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired. During the six months ended June 30, 2011 and June 30, 2010, the company recorded impairment loss of $2,203 and $0, respectively.

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

Not required for smaller reporting companies.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 15, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 15, 2011, the Company’s internal control over financial reporting was effective.

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

ITEM 1. LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended December 31, 2010. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Yan Zhao

Yan Zhao
Chief Executive Officer, President and Director
Date: August 15, 2011

Per:	s/ Jim H. Qian

Jim H. Qian
Chief Financial Officer and Director
Date: August 15, 2011

