Form 10-Q/A
period 2011-06-30
Northport Network Systems, Inc.
filed 2011-09-08
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

NORTHPORT NETWORK SYSTEMS, INC.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1*	Section 1350 Certification (CEO)

32.2*	Section 1350 Certification (CFO)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished as an exhibit to Registrants quarterly report of Form 10Q for the quarter ended June 30, 2011.

** Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Yan Zhao

Yan Zhao
Chief Executive Officer, President and Director
Date: September 8, 2011

Per:	s/ Jim H. Qian

Jim H. Qian
Chief Financial Officer and Director
Date: September 8, 2011

4

EXHIBIT INDEX

(a)	Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1*	Section 1350 Certification (CEO)

32.2*	Section 1350 Certification (CFO)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished as an exhibit to Registrants quarterly report of Form 10Q for the quarter ended June 30, 2011.

** Filed herewith.

5