Form 10-Q
period 2011-09-30
Northport Network Systems, Inc.
filed 2011-11-21
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52728

NORTHPORT NETWORK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Washington	76-0674579
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Union Street, Suite #4200, Seattle, Washington 98101

(Address of principal executive offices) (Zip Code)

(206) 652-3451

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2011, the registrant had 34,500,012 shares of its common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Northport Network Systems, Inc.

Consolidated Financial statements

September 30, 2011 and December 31, 2010

(Stated in US Dollars)

4

Northport Network Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Northport Network Systems, Inc.

We have reviewed the accompanying interim consolidated Balance Sheets of Northport Network Systems, Inc. (“the Company”) as of September 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months and nine months ended September 30, 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 18, 2011	Certified Public Accountants

Northport Network Systems, Inc.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	9/30/2011	12/31/2010
Assets
Current assets
Cash and cash equivalents	2D	$1,496	$4,400
Other receivables	3	224,273	226,584
Related party receivable	7(A)	59,617	59,617
Inventory		—	2,195
Advance to suppliers	4	269,639	791,137
Total current assets		555,025	1,083,933

Non-current assets
Plant and equipment, net	2F,5	202,870	259,852
Deposits		50,149	68,420
Total non-current assets		253,019	328,272

Total Assets		$808,044	$1,412,205

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable		$25,037	$36,712
Other payables and accruals	6	322,362	485,497
Taxes payable		244	273
Related party payable	7(B)	559,240	933,098
Total current liabilities		906,883	1,455,580

Total Liabilities		$906,883	$1,455,580

See Accompanying Notes to the Financial Statements and Accountant’s Report

Northport Network Systems, Inc.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	9/30/2011	12/31/2010
Stockholders’ Equity

Preferred stock, $0.001 par value, 100,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively		$—	$—

Common stock, $0.001 par value, 100,000,000 shares authorized; 34,500,012 and 31,700,012 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively		34,500	31,700
Additional paid in capital - common stock		2,865,344	2,812,144
Treasury Stock, $0.001 par value, 2,500,000shares issued and outstanding as of September 30, 2011 and December 31, 2010		2,500	2,500
Additional paid in capital - treasury stock		2,997,500	2,997,500
Statutory reserves	2I	58,985	58,985
Retained earnings (accumulated deficits)		(6,346,107)	(6,273,030)
Accumulated other comprehensive income	2N	288,439	326,826
Total stockholders’ equity		(98,839)	(43,375)

Total Liabilities and Stockholders’ Equity		$808,044	$1,412,205

See Accompanying Notes to the Financial Statements and Accountant’s Report

Northport Network Systems, Inc.

Consolidated Statements of Income

For the three months and nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Note	Three months ended		Nine months ended
		9/30/2011	9/30/2010	9/30/2011	9/30/2010
Revenue	2K	$54,653	$861,061	$1,113,285	$887,986
Cost of revenue		63,467	506,223	598,697	521,172
Gross profit (loss)		(8,814)	354,838	514,588	366,814

Selling expenses		—	—	78,562	—
General and administrative expenses	16	115,144	448,122	511,107	1,500,429
Total operating expenses		115,144	448,122	589,669	1,500,429

Operating income (loss)		(123,958)	(93,283)	(75,081)	(1,133,615)

Other income		2,205	1,858	2,205	3,887
Interest income		9	202	178	352
Other expense		(379)	—	(379)	—
Interest expense		—	(7,306)	—	(12,761)
Total other income (expenses)		1,835	(5,246)	2,004	(8,522)

Income (loss) from continued operation before income tax		(122,123)	(98,529)	(73,077)	(1,142,137)

Provisions for income tax	2I, 8	—	(21,142)	—	(21,142)

Net income (loss) from continued operation		(122,123)	(119,671)	(73,077)	(1,163,279)

Gain (loss) from discontinued operation, net of tax	12	—	—	—	1,222,253

Net income (loss)		$(122,123)	$(119,671)	$(73,077)	$33,369

Net income (loss) attributable to:
- Common stockholders		$(122,123)	$(144,793)	$(73,077)	$7,764
- Non-controlling interest		$—	$25,122	$—	$25,605

Earnings (loss) per share	2L, 9
Basic		$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted		$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
Basic		33,948,901	38,202,621	33,049,642	35,756,041
Diluted		33,948,901	38,202,621	33,049,642	35,756,041

See Accompanying Notes to the Financial Statements and Accountant’s Report

Northport Network Systems, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

			Additional			Additional
			Paid in			Paid in			Retained	Accumulated
	Number		Capital -	Stock		Capital -		Non-	Earnings/	Other
	Of	Common	Common	Subscription	Treasury	Treasury	Statutory	Controlling	(Accumulated	Comprehensive
	Shares	Stock	Stock	Receivable	Stock	Stock	Reserve	Interest	Deficit)	Income	Total
Balance at January 1, 2010	34,200,012	$34,200	$5,862,090	$(224,641)	$—	$—	$146,648	$144,308	$(5,678,857)	$(88,190)	$195,557
Net loss	—	—	—	—	—	—	—	—	(681,835)	—	(681,835)
Reallocation of statutory reserve to retained earnings	—	—	—	—	—	—	(87,663)	—	87,663	—	—
Cancellation of Lingxiao Acquisition	(2,500,000)	(2,500)	(2,997,500)	—	2,500	2,997,500	—	(144,308)	—	—	(144,308)
Compensation Receipt	—	—	—	224,641	—	—	—	—	—	—	224,641
Adjustment of prior year APIC	—	—	(52,446)	—	—	—	—	—	—	—	(52,446)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	415,016	415,016
Balance at December 31, 2010	31,700,012	$31,700	$2,812,144	$—	$2,500	$2,997,500	$58,985	$—	$(6,273,030)	$326,826	$(43,375)

Balance at January 1, 2011	31,700,012	$31,700	$2,812,144	$—	$2,500	$2,997,500	$58,985	$—	$(6,273,030)	$326,826	$(43,375)
Net Income	—	—	—	—	—	—	—	—	(73,077)	—	(73,077)
Shares compensation	2,800,000	2,800	53,200	—	—	—	—	—	—	—	56,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(38,387)	(38,387)
Balance at September 30, 2011	34,500,012	$34,500	$2,865,344	$—	$2,500	$2,997,500	$58,985	$—	$(6,346,107)	$288,439	$(98,839)

	12/31/2010	9/30/2011	Total
Comprehensive Income
Net Income	$(681,835)	$(73,077)	$(754,912)
Other Comprehensive Income
Foreign Currency Translation Adjustment	415,016	(38,387)	376,629
Total	$(266,819)	$(111,464)	$(378,283)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Northport Network Systems, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Nine months ended
	9/30/2011	9/30/2010
Net Income/(loss)	$(73,077)	$33,369
Adjustments to reconcile net income to net cash provided by / (used in) operating activities
Gain(Loss) on disposal of property and equipment	—	(1,891)
Gain(Loss) on disposal of subsidiary	—	(1,210,235)
Non-controlling interest	—	25,605
Share compensation	56,000	900,000
Impairment of inventory	2,195	—
Depreciation	59,606	15,194
Imputed interest expense on due to stockholders	—	8,360
(Increase)/decrease in other receivable	2,309	—
(Increase)/decrease in prepayments	521,498	86,285
Increase/(decrease) in accounts payables and accruals	(174,809)	(37,726)
Increase/(decrease) in related party payable	(373,857)	(183,630)
Increase/(decrease) in taxes payables	(29)	60,839
Increase/(decrease) in Deferred revenue	—	2,201
Net cash used in operating activities of discontinued operation	—	227,798
Net cash provided by / (used in )operating activities	$19,836	$109,799

Cash flows from investing activities
Net cash inflow from acquisition of subsidiary	—	104,881
Net cash outflow from disposal of subsidiary	—	(237,053)
(Increase)/decrease of deposits	18,271	—
(Increase)/decrease of plant and equipment	(2,624)	608
Net cash used in investing activities	15,647	(131,564)

Cash flows from financing activities
Repayment of shareholders' loan	—	(183,630)
Proceeds from issuance of common stock	—	60,000
Issuance of Common Stock	—	440,115
Net cash used in financing activities	—	316,485

Net increase (decrease) of cash and cash equivalents	35,483	294,720

Effect of foreign currency translation on cash	(38,387)	(14,371)
Cash & cash equivalents at beginning of year	4,400	29,834
Cash & cash equivalents at end of year	$1,496	$310,183

11

Northport Network Systems, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

Non-cash flow transaction:
Issuance of shares for consultant service	16	$56,000	$900,000

Supplementary information
Interest received		$178	$178
Income taxes paid		$(29)	$—

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

1.	The Company and Principal Business Activities

A.	Organization and Structure

Northport Network Systems, Inc. (the “Company”) was originally incorporated under the laws of the State of Colorado on July 25, 2000 as Dotcom-netmgmt.com Inc. The Company changed its name to Northport Capital Inc. on April 28, 2004. On October 9, 2008, the Company re- incorporated in Washington State and changed its name to current name, Northport Network Systems, Inc. The Company was incorporated as an investment and general trading company.

On June 23, 2005, the Company entered into a definitive agreement with the shareholders of Dalian Beigang Information Industry Development Company Limited (“Dalian Beigang”), to which the Company issued 1,500,000 shares with $0.001 par value to Dalian Beigang shareholders in exchange of all issued and outstanding shares of Dalian Beigang. Since both companies were under common management, the exchange of shares had been accounted for as a reorganization of entities under common control.

The Company conducts its operations through its wholly owned subsidiary Dalian Beigang, which was incorporated in the People’s Republic of China (“PRC”) on June 20, 1997 with its principal place of business in Dalian, PRC.

B.	Products and Operations

Dalian Beigang is principally engaged in color photo printing business. Dalian Beigang owns a trade name “Colorstar”, which was registered with the Industrial and Commercial Administration of PRC, as well as a patent applied for the color photo printing technology. During the year 2010, the Company developed an online shopping website known as UrMart.net. However this website has not been launched. No revenue has been generated from sales through the site. For the year 2011, the Company developed a spilled oil clean up business on the specified seaboard for the Dalian government, the revenue for the six months ended in June 30, 2011 is all from the spilled oil clean up business.

2.	Significant Accounting Policies

A.	Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting. The financial statements and accompanying notes are representations of management. The Company’s financial statements have been prepared in accordance to generally accepted accounting principles in the United States of America.

B.	Principles of consolidation

On June 18, 2010, the Companyand Dalian Beigangentered into a purchase agreement with the stockholders of Beijing Xin Lu ZhengBao Cheng Education Technology Co., Ltd. (“Xin Lu Zheng”), in which the Company would issue 3,000,000 shares of common stock at a fair market value of $2,700,000 to acquire 65% equity interest of Xin Lu Zheng. Xin Lu Zheng registered its business license with Beijing City Industrial and Commercial Administration on December 21, 2009. Xin Lu Zheng was principally engaged in professional training services business.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

In compliance with the PRC Foreign Corporation Investment rule, which prohibits foreign owned entity to directly acquire domestic enterprise within the territory of China, the acquisition structure will be classified as the acquireeXin Lu Zheng being 65% equity owned subsidiary of Dalian Beigang upon the closing of this acquisition. However, as of June 30, 2011, The Company, Dalian Beigang and Xin Lu Zheng have not finished the equity transfer procedure with Beijing City Industrial and Commercial Administration.

Therefore, the accompanying consolidated financial statements as of and for the six months ended June 30, 2011 include only the accounts of the Company and its wholly owned subsidiary Dalian Beigang, but not the accounts of Xin Lu Zheng. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management’s estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. When collection of the original invoice amount is no longer probable, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts.

F.	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Color printing machine	4years
Motor vehicles	5 - 10 years
Furniture, fixtures and equipment	2 - 5 years

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred.

G.	Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. The Company makes its determinations based on various factors that impact those assets.

At September 30, 2011, the Company assessed its color printing machine, motor vehicle and equipment for production and has concluded that its long-lived assets have not experienced any impairment losses.

H.	Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year.The Company has implemented FASB ASC 740 Accounting for Income Taxes. Income tax liabilities computed according to the United States and PRCtax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipmentand provisions for doubtful accountsbetween financial and tax reporting.The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

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

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

K.	Revenue recognition

The Company recognizes revenues under the provisions of FASB Codification Topic 605 (“ASC Topic 605”), Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:-

(1) Color photo printing services

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

The franchise agent acts as the Company's agent in a similar manner as a branch manager in the Company-owned locations. In the franchise arrangement, the Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also responsible for the employees’ payroll, electricity and related overheads regardless of customer acceptance of the services. These factors, among others, designate the Company as the principal with respect to its franchise agent operations. Franchise agents’ sales were $0 for the nine months ended September 30, 2011 and 2010 respectively.

The Company also has a licensing program whereby the licensee has direct contractual relationships with the customers, held title to the related customers’ receivables and is the legal employer of the employees. Accordingly, net sales and costs of services generated by the licensee are not included in the Company's consolidated financial statements. Fees are paid to the Company based on a fixed price for each of the photo printed and such license fees are recorded by the Company as revenue. Fees received from licensees were $0 for the nine months ended September 30, 2011 and 2010 respectively.

For sale from its own operations, revenue is recognized after the photos are printed and delivered to the customers and cash has been collected.

(2) Online shopping

The website UrMart.net is at its trial stage, the revenue derived from is insignificant and recorded on receipt of subscription fees from members. The management will review this policy on official launch of this website.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

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

(4) Spilled oil clean up business

The Company engaged contract with PRC government for oil clean up service. Government retained the environmental protection agent to assess the work process and approve the completion of spilled oil cleanup project. Revenue is recognized only upon the receipt of protection agency’s report, which used the percentage of completion method to evaluate the completeness assertion. For the nine months ended September 30, 2011, total 67% of contract revenue was recognized and approved by the government’s agent.

L.	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

M.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

N.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

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

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 “Revenue Recognition (Topic 605) that management adopted on January 1, 2011.

3.	Other receivables

Other receivables consisted of the follows as of September 30, 2011 and December 31, 2010:-

	9/30/2011	12/31/2010
Office lease security deposit	$1,569	$3,879
Employee borrowings	222,704	222,705
	$224,273	$226,584

4.	Advance to Suppliers

On July 16, 2010, in the northeastern port city of Dalian,a blast hit two oil pipelines and spread an estimated 1,500 metric tons of crude oil (462,000 gallons) into the Yellow Sea. The PRC government closed the beaches and port facility, and retained environment protection companies to clean up the spill.

Dalian Beigang was authorized as a legal representative of BioRangers, Inc. (Oppenheimer Technology Japan, Inc.) to act as sole agent of TerraZyme and other enzymatic products in the territory of China. TerraZyme was recognized by the United States Environmental Protection Agency (“EPA”) for the environment program as a safer oil spill treatment. TerraZyme was designed to be used to absorb spilled material. Full absorption of the spill took as little as few minutes for light diesel fuel or up to 1 hour for heavy oil. Dalian Beigang was selected by the Dalian government to use TerraZyme products to clean up the spill. The engagement contract is formalized with the government in 2011.

The balance of advance to suppliers was related to the payment deposit of TerraZyme products and other spill clean cost, which will be converted into cost of revenue when Dalian Beigang recognizesoil spill treatment revenue.

	9/30/2011	12/31/2010
Prepayment for TerraZyme products	$—	$346,328
Project related cost	269,639	444,809
	$269,639	$791,137

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

5.	Plant and Equipment

Plant and equipment consisted of the followsas of September30, 2011 and December 31, 2010:

At		Accumulated
September30, 2011:	Cost	Depreciation	Net
Motor Vehicles	$129,660	$118,852	$10,809
Color Photo Printing Machines	406,626	250,696	155,930
Furniture and Equipment	70,120	33,988	36,132
	$606,406	$403,536	$202,870

At		Accumulated
December 31, 2010:	Cost	Depreciation	Net
Motor Vehicles	$145,673	$131,742	$13,931
Color Photo Printing Machines	417,248	190,115	227,133
Furniture and Equipment	40,861	22,073	18,788
	$603,782	$343,930	$259,852

Depreciation expenses were $59,606 and $115,299 for the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively.

6.	Other Payables and Accruals

Other payables and accruals at September 30, 2011 and December 31, 2010 consisted of the follows:-

Description	9/30/2011	12/31/2010
Deposits received	$17,183	$16,636
Advanced payment received	144,173	139,593
Accrued expenses	33,172	208,270
Others	127,834	120,998
	$322,362	$485,497

7.	Related Party Transactions

A.	Related party receivable

The Company’s director Mr. Yu Jianhua subscribed 3,000,000 shares of the Company’s common stock at a price of $0.75 on August 11, 2009. On August 28, 2009, the Company issued 1,500,000 shares valued at $1,125,000 to the subscriber. Mr. Yu Jianhuahas paid $1,065,383to the Company. The remaining balance of $59,617 was still unpaid at September 30, 2011 and was accordingly recorded as related party receivable.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

B.	Related party payable

Since the Company incurred accumulated operation deficits, it had difficulty to generate sufficient working capital for business activities. The Company borrowed additional capital from the shareholder and chairman Ms. Zhao Yan to maintain its daily operation. As of September 30, 2011, the Company totally recorded related party payable to Ms. Zhao Yan of $559,240.

8.	Income Taxes

In respect of the Company and its subsidiary domiciled and operated in United States and the People’s Republic of China, the taxation of these entities is summarized below:-

Entities	Countries of Domicile	Income Tax Rate
Northport Network Systems, Inc.	United States	34.00%
Dalian Beigang	PRC	25%

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any tax for the six months ended June 30, 2011 and 2010.

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiary:-

Description	9/30/2011	9/30/2010
Income (loss) before taxes:
US Federal	$(214,583)
PRC	141,506
Total income before taxes	$(73,077)

Provision for taxes:
Current:
U.S. Federal	$—
State	—
China	—
$—
Deferred:
U.S. Federal	$—
China	—
Valuation Allowance	—
Deferred tax:	—

Total provision for taxes	$—
Effective tax rate	N/A	N/A

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the nine months ended September 30, 2011 and 2010 are shown in the following table:-

	9/30/2011	9/30/2010
U.S. federal statutory income tax rate	N/A	N/A
Lower rates in PRC, net	N/A	N/A
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	N/A	N/A

9.	Earnings per Share

	9/30/2011	9/30/2010
Basic earnings per share numerator
- Net income (loss)	$(73,077)	$33,369
- Net income (loss) attributable to common stockholders	(73,077)	7,764

Diluted earnings per share numerator	$(73,077)	$7,764

Original shares:	31,700,012	24,200,012
- Weighted issuance of common stock	1,349,630	1,556,029
Basic weighted average shares outstanding	33,049,642	35,756,041

Dilutive shares:
Diluted weighted average shares outstanding:	33,049,642	35,756,041

Earnings (loss) per share
- Basic	$(0.00)	$0.00
- Diluted	$(0.00)	$0.00

Weighted average shares outstanding
- Basic	33,049,642	35,756,041
- Diluted	33,049,642	35,756,041

10.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

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

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

12.	Discontinued Operation

On April 1, 2010, the Company and Dalian Beigang entered into an agreement with the 49% stockholder of Ling Xiao to divest its 51% equity interest in Ling Xiao. For exchange, the 49% stockholder returned 2,500,000 shares of the Company’s common stock to the Company. The agreement was finalized on May 11, 2010. Pursuant to the agreement, the divestiture was effectiveon April 1, 2010. The value of the 200,000 shares common stock and the operation loss of Ling Xiao for the six months ended June 30, 2010 were classified as discontinued operation loss.

13.	Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company hasan accumulated deficit of $6,346,107 due to the fact that the Company incurred losses over the past few years.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Northport Network Systems, Inc.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

14.	Operating Lease Commitments

The Company leases office spaces from external parties under 4 operating agreements, which will expire on August 1, 2011, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $1,936, $4,397 and $255. The impact to the Company’s results of operations, in the form of rent expense, for the nine months ended September 30, 2011 was $26,648. The Company’s lease contracts with the third parties calls for non-cancellable operating lease commitment as follow:

For the year ending December 31:-

Fiscal Years	Commitments
2011	$76,087
2012	71,255
2013	56,760
$204,102

15.	Segment Information

The Company reports its primary segment information based on its principal operating activities. For management purpose, during nine months ended September 30, 2011, the Company was organized into three major operating divisions and reporting segments based on product line: (1) Color photo printing, (2) Online shopping, (3) Air-ticketing agency services, and (4) Spilled oil clean service.

However, the Company only generated revenue from the oil clean service in the current year. Therefore, management concludes that segment reporting is not applicable as of and for the nine months ended September 30, 2011

16.	Share Compensation

Pursuant to the consultant agreement, the Company granted 2,800,000 shares of common stock to a consultant for the compensation of consulting service with a market price of $0.02 per share. A total cost of $56,000 was charged to general and administrative expense, and credited into common stock and additional paid in capital.The incorporation of this stock transaction has the impact of decreasing the current year’s net income by $56,000 or $0.0017 per share using the weighted average of shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States.No tax benefit has yet to be accrued or realizedfor the nine months ended September 30, 2011.

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

Other Business Activities

We took on two government oil contamination clean up projects in September 2010. These projects involved the use of biological cleaning methods to clean up oil spills in the Jinzhou district in Dalian. The first project involved the clean up of approximately 1.3 kilometers of shore line or an area of 95,159.6 square meters and the second project involved the clean up of approximately 180 meters of shore line or an area of 7,800 square meter. Both contracts are with the MaQiaoZi street office of the Development Zone of Dalian. As of June 30, 2011, we have completed both projects. We expect to receive up to RMB7,340,000 or US$1,118,902 for the first project and RMB2,995,200 or US$456,585 for the second project. On April 11, 2011, we received the payment of RMB5,140,000 or US$787,462 for the first project and RMB1,790,000 or US$274,233 for the second project. We anticipate receiving the remaining amounts due during fourth quarter of 2011. We plan to use the proceeds from these projects for working capital purposes. During the third quarter 2011, we completed a small oil contamination clean up project in Dalian and received US$54,653 in revenue.

We used a product manufactured by Oppenheimer Biotechnology Incorporated (OBI), which specializes in Bioremediation for over 20 years. The OBI Formula I and TerraZyme are OBI manufactured products with naturally occurring microorganisms that recycle simple, complex and chlorinated hydrocarbons into natural compounds. These naturally occurring hydrocarbon digesting microbes convert pollutants into environmentally beneficial products. The application of OBI products effectively cleaned up the oil spill along the seashore line with clear, visual and actual results. The Oppenheimer Formula has been listed on U.S. EPA National Contingency Plan Product Schedule since 1991.

We can not predict with certainty whether we will be conducting future oil contamination clean up projects in Dalian. Our ability to continue with this business is will be subject to the Dalian government undertaking future clean up projects and our ability to successfully bid for such projects. Thus, we can provide no assurances that we will perform such additional work in the future.

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

The discussions below reflect the comparisons between two separate business operations for the respective periods. The 2011 results reflect solely the Company's current revenue generating business operations, the oil clean-up project in Dalian (which we provide no assurances that such business will be continued), and the 2010 reflect solely the professional training services which is not included in the current period. Therefore, the year to year comparisons below may not be meaningful for an understanding of our business operations.

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

Results of Operations

The following is a summary of the Company’s statement of operations for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Revenue	$54,653	$861,061	$1,113,285	$887,986
Cost of revenue	63,467	506,223	598,697	521,172
Gross profit (loss)	(8,814)	354,838	514,588	366,814

Selling expenses	—	—	78,562	—
General and administrative expenses	115,144	448,122	511,107	1,500,429
Total operating expenses	115,144	448,122	589,669	1,500,429

Operating income (loss)	(123,958)	(93,283)	(75,081)	(1,133,615)

Other income	2,205	1,858	2,205	3,887
Interest income	9	202	178	352
Other expense	(379)	—	(379)	—
Interest expense	—	(7,306)	—	(12,761)
Total other income (expenses)	1,835	(5,246)	2,004	(8,522)

Income (loss) from continued operation before income tax	(122,123)	(98,529)	(73,077)	(1,142,137)

Provisions for income tax	—	(21,142)	—	(21,142)

Net income (loss) from continued operation	(122,123)	(119,671)	(73,077)	(1,163,279)

Gain (loss) from discontinued operation, net of tax	—	—	—	1,222,253

Net income (loss)	$(122,123)	$(119,671)	$(73,077)	$33,369

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 were $54,653 compared with $861,061 for the comparable period in 2010. All of the revenues for the current period are due to an additional small oil spill clean-up project in Dalian. Revenues for the 2010 period are consisting of professional training services.

Cost of revenue for the three months ended September 30, 2011 were $63,467 compared with $506,223 for the comparable period in 2010. All of the costs for the current period reflect costs associated with an additional small oil spill clean up project in Dalian. These costs include product and labor cost. Costs for the 2010 period includes $506,222 for professional training services and $1 for color photo printing.

Operating Expenses.

Selling, general and administrative expenses were $115,144 for the three months ended September 30, 2011 as compared to $448,122 for the comparable 2010 period; an decrease of $332,978 or 74.3%. Selling, general and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The $332,978 decrease is mainly due to no comparable expenses associated with color photo printing and professional training business during the current period. There was no R&D expense during the current period compared to $5,720 in comparable 2010 period. The depreciation expense during the current period was $6,756 compared to $4,390 during the comparable 2010 period.

Net Income (Loss)

Net loss for the three months ended September 30, 2011 were $122,123 compared with $119,671 for the comparable 2010 period. The 2011 period net loss is contributed by the oil clean-up project in Dalian and the 2010 period net loss was due to the color photo printing and the professional training business operations.

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

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 were $1,113,285 compared with $887,986 for the comparable period in 2010. All of the revenues for the current period are due to the oil spill clean-up project in Dalian. Revenues for the 2010 period are consisting of $887,985 for the professional training services and $1 for the color photo printing.

Cost of revenue for the nine months ended September 30, 2011 were $598,697 compared with $521,172 for the comparable period in 2010. All of the costs for the current period reflect costs associated with the oil spill clean up project. These costs include product and labor cost. Costs for the 2010 period are associated with the professional training services for $520,694 and color photo printing for $478.

Operating Expenses.

Selling, general and administrative expenses were $589,669 for the nine months ended September 30, 2011 as compared to $1,500,429 for the comparable 2010 period; a decrease of $910,760 or 60.7%. Selling, general and administrative expenses represent payroll and related costs, professional fees, depreciation, travel and offices rental expenses. The $910,760 decrease is mainly due to decrease in consulting fees of $900,000 in 2010 period, which was the value of the common shares issued to Honglin Qian for certain patent acquisitions, no R&D expenses in current period compared to $31,375 during the comparable 2010 period, offset by an increase in selling expenses of $78,562 during the current period for the oil spill clean up project.

Net Income (Loss)

Net loss for the nine months ended September 30, 2011 were $73,077 compared with a net income of $33,369 for the comparable 2010 period. The 2011 period net loss is contributed by the oil spill clean-up project in Dalian and the 2010 period net income was the result of a one time gain from the sale of a subsidiary of $1,222,253 offset by net loss from continued operation of $1,188,884.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,346,107 at September 30, 2011. The Company’s current liabilities also exceed its current assets by $351,858 and the Company obtained net cash provided by operating activities during the nine months period ended September 30, 2011 of $19,836.

Contractual cash commitments for the fiscal years subsequent to September 30, 2011, are summarized as follows:

The Company leases office spaces from external parties under 4 operating agreements, which will expire on August 1, 2011, August 12, 2012, July 19, 2013, and November 26, 2013 at monthly rentals of $451, $1,936, $4,397 and $255. The impact to the Company’s results of operations, in the form of rent expense, for the nine months ended September 30, 2011 was $26,648. The Company’s lease contracts with the third parties calls for non-cancellable operating lease commitment as follow:

For the year ending December 31:

Fiscal Years	Commitments
2011	$76,087
2012	71,255
2013	56,760
$204,102

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $6,346,107at September 30, 2011. Our auditors stated in their report on our audited financial statements for the year ended December 31, 2010 that they have substantial doubt we will be able to continue as a going concern. In view of the matters described above, continued operation of the Company is dependent upon the Company’s ability to raise additional capital, reduce its operating expenses, obtain financing and succeed in its future Colorstar operations. Management is taking steps to revise our operating and financial requirements, which we believe will be sufficient to provide us with the ability to continue as a going concern.

We are now pursuing additional funding. We also may seek potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow us to continue operations through the next fiscal year. However, there are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, our business may fail.

Cash Provided by Operating Activities

Cash provided by operating activities was $19,836 during the nine months ended September, 2011, as compared to $109,799 during the nine months ended September 30, 2010.

Cash Used in Investing Activities

Cash used in investing activities was $15,647 for the nine months ended September 30, 2011 compared to $(131,564) during comparable period in 2010.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock and by way of shareholder loans. During the nine months ended September 30, 2011, we had no cash from financing activities.

As of September 30, 2011, a related party owed $59,617 to the Company in connection with a stock subscription in 2009.

As of September 30, 2011, the Company owed $559,240 to the Company’s President as unsecured loan and imputed interest is computed at 5% per annum on the amount due. The balance is repayable on demand. During the three month period ended September 30, 2011, The Company did not repay any of the outstanding debt.

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

The translation difference recorded for the nine months ended September 30, 2011 and 2010 was a loss of $38,386 and a gain of $20,809, respectively.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Yan Zhao

Yan Zhao
Chief Executive Officer, President and Director
Date: November 21, 2011

Per:	/s/ Jianhua Yu

Jianhua Yu
Chief Financial Officer and Director
Date: November 21, 2011

