Form 10-Q/A
period 2011-09-30
Northport Network Systems, Inc.
filed 2011-11-23
CIK 1374976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*

32.1	Section 1350 Certification (CEO)*

32.2	Section 1350 Certification (CFO)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Previously filed on Form 10–Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT NETWORK SYSTEMS INC.

Per:	/s/ Yan Zhao

Yan Zhao
Chief Executive Officer, President and Director
Date: November 23, 2011

Per:	/s/ Jianhua Yu

Jianhua Yu
Chief Financial Officer and Director
Date: November 23, 2011

EXHIBITS INDEX

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*

32.1	Section 1350 Certification (CEO)*

32.2	Section 1350 Certification (CFO)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Previously filed on Form 10–Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.

** Filed herewith.